Form 10-K
period 2014-12-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2015-03-02
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act. Yes ☐  No ☒

As of June 30, 2014, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was $0.

As of February 1, 2015, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

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

1.1  Organization and Corporate Structure

The Company is a direct wholly-owned subsidiary of GWL&A Financial Inc. (“GWL&A Financial”), a Delaware holding company. GWL&A Financial is a direct wholly-owned subsidiary of Great-West Lifeco U.S. Inc. (“Lifeco U.S.”) and an indirect wholly-owned subsidiary of Great-West Lifeco Inc. (“Lifeco”), a Canadian holding company.  Lifeco operates in the United States primarily through the Company and through Putnam Investments, LLC (“Putnam”), and in Canada and Europe through The Great-West Life Assurance Company (“Great-West Life”) and its subsidiaries, London Life Insurance Company (“London Life”), The Canada Life Assurance Company (“CLAC”), and Irish Life Group Limited.  Lifeco is a subsidiary of Power Financial Corporation (“Power Financial”), a Canadian holding company with substantial interests in the financial services industry.  Power Corporation of Canada (“Power Corporation”), a Canadian holding and management company, has voting control of Power Financial. The Desmarais Family Residuary Trust, through a group of private holding companies that it controls, has voting control of Power Corporation.

The shares of Lifeco, Power Financial and Power Corporation are traded publicly in Canada on the Toronto Stock Exchange.

1.2         Business of the Company

The Company offers life insurance and retirement and investment products to individuals, businesses and other private and public organizations throughout the United States, Puerto Rico, Guam and the United States Virgin Islands. The Chief Operating Decision Maker (“CODM”) of the Company is also the Chief Executive Officer (“CEO”) of Lifeco U.S. The CODM reviews the financial information for the purposes of assessing performance and allocating resources based upon the results of Lifeco U.S. prepared in accordance with International Financial Reporting Standards. The CODM, in his capacity as CEO of the Company, reviews the Company’s financial information only in connection with the quarterly and annual reports that are filed with the Securities and Exchange Commission (“SEC”). Consequently, the Company does not provide its discrete financial information to the CODM to be regularly reviewed to make decisions about resources to be allocated or to assess performance. For purposes of SEC reporting requirements, the Company has chosen to present its financial information in three segments, notwithstanding the above. The three segments are: Individual Markets, Retirement Services and Other.

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

No customer accounted for 10% or more of the Company’s consolidated revenues during the years 2014, 2013 or 2012.  In addition, no segment of the Company’s business is dependent upon a single customer or a few customers, the loss of which would have a significant effect on it or its business segments’ operations.  The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the Company or its business segments.

On August 29, 2014, the Company completed the acquisition of J.P. Morgan Retirement Plan Services’ (“RPS”) large-market recordkeeping business, expanding the Company’s footprint in the U.S. retirement services business. At December 31, 2014, the RPS business comprises approximately 200 clients with 2.1 million participants and $179 billion in assets under administration. It also includes approximately 1,000 personnel affiliated with RPS, including sales staff, consultant relations, relationship managers and client services specialists. This acquisition increases the Company’s operations in the United States defined contribution market to $415 billion in retirement plan assets.

Additionally, on March 20, 2014, Lifeco announced its intent to combine the retirement business of Putnam with the retirement business of the Company as of January 1, 2015. The Putnam retirement business comprises approximately 433 clients with 230,000 participants and $17,545 million in assets under administration.

As part of these acquisitions, a new combined brand - Empower Retirement - was launched to consolidate and support the retirement services businesses of the Company, RPS and Putnam. Effective January 1, 2015, these retirement services businesses have merged, creating the second largest record-keeping provider in the U.S. with 7.1 million participant accounts.
The new organization brings together best-of-the-best capabilities that leverage the attributes and specializations of each of the predecessor businesses: the Company’s modern technology platform that allows for record-keeping scale and flexibility; RPS’s mega-market expertise; and Putnam’s highly regarded plan sponsor and participant experiences.

By incorporating the complementary market strengths of each of its legacy firms, Empower Retirement has become a dominant presence across the full spectrum of the retirement services landscape, including every segment of the employer-sponsored retirement plan market: small, midsize, and large corporate 401(k) clients; government 457 plans and non-profit 403(b) entities; and private label record-keeping clients.

One of the Company’s institutional clients, Federated Retirement Plan Services (“FRPS”), assigned its retirement plan business to the Company on October 1, 2014. At December 31, 2014, the FRPS retirement plan business comprised $3.6 billion in assets from over 400 plans and approximately 69,000 participants. It distributes through more than 50 banks, which potentially opens new distribution opportunities for the Company.

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

IRAs — The Company offers an IRA product as a distribution option for employees terminated from employer-sponsored defined contribution plans.  The Company earns asset-based fees and per account fees for providing administrative and record-keeping services for IRA accounts. For those IRAs invested in external mutual funds, the Company is reimbursed by the external mutual funds for marketing, sales and service costs under various revenue sharing agreements.  For those IRAs invested in proprietary mutual funds, the Company, through its wholly-owned subsidiary Great-West Capital Management, LLC (“Great-West Capital Management”), earns an asset-based management fee.

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

Variable annuity products - The Company’s variable annuity products provide the opportunity for participants to assume the risks of, and receive the benefits from, the investment of retirement assets, except where guaranteed minimum benefits are involved. The variable product assets are invested, as designated by the participant, in separate accounts that in turn invest in shares of underlying funds managed by the Company and its affiliates or by selected external fund managers.  The Company earns fees from the separate account for mortality and expense risks pertaining to the variable annuity contract and/or for providing administrative services. In addition, participants may also elect certain minimum benefit guarantees for which additional fees are charged.

Retention is an important factor in profitability and is encouraged through product features. For example, the Company’s life insurance contracts may impose a surrender charge on policyholder balances withdrawn within the first 10 years of the contract’s inception.  The period of time and level of the surrender charge vary by product.

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

Another principal market for the Individual Markets segment is the financial institutions market, which is a partnership between the Company and retail financial institutions to distribute individual life, annuity and retirement products. Through its institutional partners, the Company has in excess of 14,000 individual branch and brokerage sales representatives who sell its products.  During 2014 and 2013, the Company focused on meeting the insurance related needs of the growing retiree marketplace by providing wealth transfer solutions to its bank partners’ customers via an SPUL product.  It focused on meeting the retirement income needs of the retiree marketplace via its variable annuity products including guaranteed benefits. Additionally, the Company continues its efforts to partner with large financial institutions to provide individual term life insurance.

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

Guaranteed interest rate investment products - On its guaranteed interest rate investment products, the Company earns investment margins on the difference between the income earned on investments in its general account and the interest credited to the participant’s account balance.  The Company’s general account assets support the guaranteed investment products.  The Company also manages fixed interest rate products known as stable value funds that include separate accounts, pooled collective trusts and custom collective trusts for which it is paid a management fee that is earned by the Company either directly or through its wholly-owned subsidiaries Great-West Capital Management or Great-West Trust Company.

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

Future Policy Benefit Liabilities and Life Insurance In-Force

The amount of fixed annuity products in-force is measured by future policy benefits.  The following table shows group and individual annuity policy benefits supported by the Company’s general account as well as the annuity balances in Retirement Services and Individual Markets separate accounts for the years indicated:

	(In millions)
Year Ended December 31,	General Account Annuity Benefits Liabilities	Retirement Services Annuity Separate Accounts	Individual Markets Annuity Separate Accounts
2014	$11,859	$20,471	$1,660
2013	11,648	20,310	1,502
2012	11,110	18,242	1,382
2011	10,290	16,447	1,290
2010	9,637	16,225	1,381
For most of the general account annuities and for all of the Retirement Services and Individual Markets separate account annuities, policy benefit liabilities are established at the contract holder’s account value, which is equal to cumulative deposits and credited interest, less withdrawals and mortality and expense and/or administrative service charges.

The general account also has immediate annuities.  The policy benefit liabilities for the immediate annuities are computed on the basis of assumed investment yield, mortality (where payouts are contingent on survivorship) and expenses.  These assumptions generally vary by plan, year of issue and policy duration.  Policy benefit liabilities for immediate annuities without life contingent payouts are computed on the basis of assumed investment yield and expenses.

The following table summarizes Individual Markets life insurance future policy benefits liabilities, Individual Markets life insurance separate account balances and Individual Markets life insurance in-force prior to reinsurance ceded for the years indicated:

	(In millions)
Year Ended December 31,	Individual Markets Life Insurance Future Policy Benefits Liabilities	Individual Markets Life Insurance Separate Accounts	Individual Markets Life Insurance In-force
2014	$13,649	$5,588	$99,768
2013	12,520	4,819	98,489
2012	11,951	4,981	98,574
2011	11,133	4,594	96,619
2010	10,384	4,883	94,000

For both the Individual Markets life insurance future policy benefits liabilities and life insurance separate accounts, the future policy benefits are computed on the basis of assumed investment yield, mortality, morbidity and expenses, including a margin for adverse deviation.  These future policy benefits are calculated as the present value of future benefits (including dividends) and expenses less the present value of future net premiums.  The assumptions used in calculating the future policy benefits liabilities generally vary by plan, year of issue and policy duration.

Additionally, for both the Individual Markets life insurance future policy benefits liabilities and life insurance separate accounts, policy and contract claim liabilities are established for claims that have been incurred but not reported based on factors derived from past experience.

The aforementioned policy benefit liabilities are computed amounts that, with additions from premiums and deposits to be received and with interest on such liabilities, are expected to be sufficient to meet the Company’s policy obligations (such as paying expected death or retirement benefits or surrender requests) and to generate profits.

Other Segment

The Company’s Other reporting segment is substantially comprised of activity related to term life insurance policies assumed by Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”), a wholly-owned subsidiary, from CLAC. Additionally, it includes corporate items not directly allocated to the other operating segments and interest expense on long-term debt.

The following table shows future policy benefits liabilities and life insurance in-force in the Other segment for the years indicated:

	December 31,
(In millions)	2014	2013	2012	2011	2010
Future policy benefits liabilities	$410	$391	$369	$356	$352
Life insurance in-force	56,249	59,902	63,918	68,204	72,581

Future policy benefits liabilities for the policies in the Other segment are calculated as the present value of future benefits (including dividends) and expenses less the present value of future net premiums.  The assumptions used in calculating the future policy benefits liabilities generally vary by plan, year of issue and policy duration. Future policy benefits liabilities are also established for claims that have been incurred but not reported based on factors derived from past experience.

Reinsurance

The Company enters into reinsurance transactions as a purchaser of reinsurance for its various insurance products and as a provider of reinsurance for some insurance products.  Reinsurance transactions are assumed from and ceded to affiliated entities and third parties.  When purchasing reinsurance, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage, quota share, yearly renewable term, coinsurance and modified coinsurance contracts.  Under the terms of these contracts, the reinsurer agrees to reimburse the Company for the ceded amount in the event a claim is paid.  However, the Company remains liable to its policyholders with respect to the ceded insurance if a reinsurer fails to meet the obligations it assumed.  Accordingly, the Company strives to cede risks to highly rated, well-capitalized companies.  The Company retains an initial maximum of $3.5 million of coverage per individual life. This initial retention limit of $3.5 million may increase due to automatic policy increases in coverage at a maximum rate of $175 thousand per annum, with an overall maximum increase in coverage of $1.0 million.  The Company assumes risk from approximately 40 insurers and reinsurers by participating in yearly renewable term and coinsurance pool agreements.  When assuming risk, the Company seeks to generate revenue while maintaining reciprocal working relationships with these partners as they also seek to limit their exposure to loss on any single life.  Maximum capacity to be accepted or retained by the Company is dictated at the treaty level and is monitored annually to ensure the total risk acquired or retained on any one life is limited to a maximum retention of $4.5 million.

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

Individual Markets Outlook

The Individual Markets segment has been successful due to its focus on value oriented products with unique benefits distributed through channels the Company understands. The Company is known for providing value and innovative products to these distribution channels and to the customers they serve.

The Company was the #1 distributor of life insurance through banks in 2014 based on market share. The Company has nearly tripled the number of bank advisors eligible to sell the Company’s retirement income product in 2014. This allows the Company to better market its retirement income products to a larger number of people. Furthermore, product changes announced in early 2015 will help the Company reposition its retirement income product within the market. The Company expects that these changes will increase the Company’s market share in the retirement income marketplace.

The executive benefits line of business expanded its distribution network in 2014, which produced a significant sales increase from the prior year for the community bank segment. The Company should continue to benefit from the work performed in 2014. Furthermore, the Company expects that the increased focus on the executive benefits and high-net worth market will contribute to the Company’s continued success in 2015.

Retirement Services Outlook

With the establishment of Empower Retirement, the Company has brought together three strong, established, respected and successful retirement businesses, with unique yet complementary product and service offerings. Empower Retirement is in a position to see significant future growth opportunities across all segments in the market.

In 2015, Empower Retirement’s strategies to drive sales growth will include aggressively marketing the new brand, investing in product differentiation and offering a best in class service model. Among key focus areas are integrating the Company, RPS and Putnam retirement businesses. In particular, Empower Retirement will combine the unique technology strengths of each entity to help participants better understand their needs in retirement. Service enhancements will include standardizing and improving client-facing tools, optimizing advisor relationship management and client alignment as well as adopting best practices for participant communications. The Company expects that these enhancements will increase participant retirement savings.

The Company continually examines opportunities to structure products and develop strategies to stimulate growth in assets under management (“AUM”). The Company expects that the Great-West Lifetime funds and managed account offerings in defined contribution plans will continue to contribute to the growth of the Company’s AUM.

1.3       Investment Operations

The Company’s investment division manages and administers the investments of its general and separate accounts in support of the cash and liquidity requirements of its insurance and investment products.

The Company’s principal general account investments are in fixed maturities and mortgage loans on real estate, all of which are exposed to three primary sources of investment risk: credit, interest rate and market valuation.  Total investments at December 31, 2014 of $56 billion were comprised of general account investment assets of $28 billion and separate account assets of $28 billion.  Total investments at December 31, 2013 of $53 billion were comprised of general account investment assets of $26 billion and separate account assets of $27 billion.

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

The Company reduces credit risk for the portfolio as a whole by investing primarily in investment grade fixed maturities.  At December 31, 2014 and 2013, 99% of the Company’s fixed maturity portfolio carried an investment grade rating.

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

The National Association of Insurance Commissioners (“NAIC”) has established a program of accrediting state insurance departments.  NAIC accreditation permits accredited states to conduct periodic examinations of insurers domiciled in such states.  NAIC-accredited states will not accept reports of examination of insurers from unaccredited states, except under limited circumstances. As a direct result, insurers domiciled in unaccredited states may be subject to financial examination by accredited states in which they are licensed, in addition to any examinations conducted by their domiciliary states.  The Colorado Department of Insurance is the Company’s principal insurance regulator. Additionally, the State of New York Department of Financial Services (“NYDFS”) and the South Carolina Department of Insurance are the principal insurance regulators for the Company’s two wholly-owned subsidiaries, Great-West Life & Annuity Insurance Company of New York (“GWNY”) and GWSC, respectively. All three insurance regulators have received NAIC accreditation.

State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general from time to time make inquiries regarding compliance by the Company and its insurance subsidiaries with insurance, securities and other laws and regulations regarding the conduct of the Company’s insurance and securities business.

Following is a description of certain regulatory and legal frameworks to which the Company or its subsidiaries may be subject:

•Insurance Company Regulation - The Company and its insurance subsidiaries are subject to regulation under the insurance company laws of various jurisdictions.  The insurance company laws and regulations vary from jurisdiction to jurisdiction, but generally require an insurance company that is a member of an insurance holding company system (two or more affiliated persons, one or more of which is an insurer) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning their capital structure, ownership, financial condition, certain intercompany transactions and general business operations.  In addition, various state jurisdictions have broad administrative powers with respect to such matters as admittance of assets, premium rating methodology, policy forms, establishing reserve requirements and solvency standards, maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, the type and amounts and valuation of investments permitted.  State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance companies to their parent companies, as well as on transactions between an insurer and its affiliates.

State insurance regulators, the NAIC and other regulatory agencies are also investigating the use of affiliated captive reinsurers or off-shore entities to reinsure insurance risks. In October 2011, the NAIC established a subgroup to study insurers’ use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations, and to establish appropriate regulatory requirements to address concerns identified in the study. Additionally, in June 2013, the NYDFS released a report critical of certain captive reinsurance structures and calling, in part, for other state regulators to adopt a moratorium on approving such structures pending further review by state and federal regulators. Also, in December 2013, the United States Treasury Department’s Federal Insurance Office (“FIO”) issued a report on how to modernize and improve the system of insurance regulation in the United States, recommending, in part, that states develop a uniform and transparent solvency oversight regime for the transfer of risk to reinsurance captives and adopt a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute legitimate risk transfer.

•Guaranty Associations and Similar Arrangements - Most of the jurisdictions in which the Company and its insurance subsidiaries are permitted to transact business require life insurers doing business within their jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers.  These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged.  Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.  The Company has historically recovered more than half of the guaranty assessments through these offsets.

•Statutory Insurance Examinations - As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts and business practices of insurers domiciled in their states.  During the three-year period ended December 31, 2014, these examinations produced no significant adverse findings regarding the operations or accounts of the Company and its insurance subsidiaries.

•Policy and Contract Reserve Sufficiency Analysis - Annually, the Company and its insurance subsidiaries are required to conduct an analysis of the sufficiency of all statutory reserves.  In each case, a qualified actuary must submit an opinion which states that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the insurer must set up additional reserves by moving funds from available statutory surplus.

Since inception of this requirement, the Company and its insurance subsidiaries, which are required by their states of domicile to provide these opinions, have provided such opinions without qualification.

•Surplus and Capital - The Company and its insurance subsidiaries are subject to the supervision of the regulators in each jurisdiction in which they are licensed to transact business.  Regulators have discretionary authority, in connection with the continued licensing of these insurance subsidiaries, to limit or prohibit sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders.  We do not believe that the current or anticipated levels of statutory surplus of the Company and its subsidiaries present a material risk that any such regulator would limit the amount of new policies that we issue.

•Risk-Based Capital (“RBC”) - The Company and its insurance subsidiaries are subject to certain RBC requirements and report their RBC based on a formula calculated by applying factors to various asset, premium, face amount, and statutory reserve items.  The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk.  The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action and not as a means to rank insurers generally.  As of the date of the most recent statutory financial statements filed with insurance regulators, the total adjusted capital of the Company and its insurance subsidiaries was in excess of the minimum RBC that require regulatory action.

•Regulation of Investments - The Company and its insurance subsidiaries are subject to state laws and regulations that require diversification of its investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, other equity investments and derivatives.  Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture of such non-qualifying investments. As of the date of the most recent statutory financial statements filed with insurance regulators, the Company did not have any non-admitted assets as a result of investments exceeding regulatory limitations.

•Federal Initiatives - Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the Company’s business in a variety of ways.  From time to time, federal measures are proposed that may significantly affect the Company’s business.

The Dodd-Frank Act was enacted on July 21, 2010, mandating changes to the regulation of the financial services industry. Implementation of the Dodd-Frank Act is ongoing and may affect the Companys’s operations and governance in ways that could adversely affect its financial condition and results of operations. The Dodd-Frank Act requires central clearing of, and imposes new margin requirements on, certain derivatives transactions, which increases the costs of the Company’s hedging program. The other provision in the Dodd-Frank Act that may impact the Company is the new FIO within the United States Treasury Department.

The Dodd-Frank Act provides the Financial Stability Oversight Council (“FSOC”) with the power to designate “systemically important” institutions, which will be subject to special regulatory supervision and other provisions intended to prevent, or mitigate the impact of, future disruptions in the U.S. financial system. Based on its most current financial data, the Company is below the quantitative thresholds used by the FSOC to determine which nonbank companies merit consideration. However, the FSOC has indicted it will review on a quarterly basis whether nonbank financial institutions meet the metrics for further review. If the Company were to be designated as a systemically important institution, it could be subject to heightened regulation under the Federal Reserve, which could impact requirements regarding its capital, liquidity and leverage as well as its business and investment conduct. In addition, the Company could be subject to assessments to pay for the orderly liquidation of other systemically important financial institutions that have become insolvent.

•Broker-Dealer and Securities Regulation - One of the Company’s subsidiaries, GWFS Equities, is a non-clearing broker-dealer and subject to certain regulatory provisions by the SEC and the Financial Industry Regulatory Authority (“FINRA”).  This subsidiary acts as the underwriter and distributor for variable annuity contracts and variable life insurance policies issued by the Company and for Great-West Funds, Inc., an affiliated open-end management investment company. GWFS Equities is subject to the requirements of the Securities Exchange Act of 1934 relating to broker-dealers, including, among other things, minimum net capital requirements under the SEC Uniform Net Capital Rules (Rule 15c3-1) and segregation of client funds under the SEC Customer Protection Rule (Rule 15c3-3). GWFS Equities’ net capital was in excess of the minimum requirements.

•Banking Regulation - One of the Company’s subsidiaries, Great-West Trust Company, is a Colorado non-depository trust company that offers directed and discretionary trustee and custodial services to retirement plans, including 401(a), 401(k),

403(b) and 457 plans, IRAs and Rabbi trusts for non-qualified deferred compensation plans. Great-West Trust Company operates pursuant to the rules and regulations of the Colorado Division of Banking including various regulatory capital requirements. Great-West Trust Company’s capital was in excess of the minimum requirements.

•Registered Investment Advisor Regulation - Two of the Company’s subsidiaries, Great-West Capital Management and Advised Assets Group, are registered as investment advisors with the SEC and are subject to examination by the SEC.  The Investment Advisers Act of 1940, as amended, and the related regulations impose various obligations and restrictions on registered investment advisors including fiduciary duties, record-keeping requirements, operational requirements and marketing requirements.

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

1.6 Employees

The Company had approximately 4,500 and 3,300 employees at December 31, 2014 and 2013, respectively.

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

The Company’s operations and accounts are subject to examination by the Colorado Department of Insurance and other regulators at specified intervals.  The NAIC has also prescribed RBC rules and other financial ratios for life insurance companies.  The calculations set forth in these rules are used by regulators to assess the sufficiency of an insurer’s capital and measure the risk characteristics of an insurer’s assets, liabilities and certain off-balance sheet items.  RBC is calculated by applying factors to various asset, premium, face amount, and liability items.  Although the Company has RBC levels well in excess of those required by its regulators, there can be no assurances made that it will continue to maintain these levels.

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

The Company purchases reinsurance by transferring, or ceding, part of the risk it assumes to a reinsurance company in exchange for part of the premium it receives in connection with the risk.  The part of the risk the Company retains for its own account is known as the retention.  The Company retains an initial maximum of $3.5 million of coverage per individual life. This initial retention limit of $3.5 million may increase due to automatic policy increases in coverage at a maximum rate of $175 thousand per annum, with an overall maximum increase in coverage of $1 million. Through reinsurance, the Company has the contractual right to collect the amount above its retention from its reinsurers.  Although reinsurance makes the reinsurer liable to the Company to the extent the risk is transferred or ceded to the reinsurer, it does not relieve it of its liability to its policyholders.  Accordingly, the Company bears credit risk with respect to its reinsurers.  Management cannot make assurances that the Company’s reinsurers will pay all of their reinsurance claims, or that they will pay claims on a timely basis.  If the Company’s reinsurers cease to meet their obligations, whether because they are in a weakened position as a result of incurred losses or otherwise, the Company’s results of operations, financial position and cash flows could be materially adversely affected.

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

In periods of rapidly increasing interest rates, policy surrenders and withdrawals may increase and premiums in flexible premium policies may decrease as policyholders seek investments with higher perceived returns.  This activity may result in the Company’s making cash payments, requiring that it sell invested assets at a time when the prices of those assets are adversely affected by the increase in market interest rates.  Among other things, early withdrawals may also cause the Company to accelerate the amortization of DAC and VOBA, reducing net income.

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

The Company could face difficulties, unforeseen liabilities, or asset impairments arising from business acquisitions or integrations and managing growth of such businesses.

The Company has engaged in acquisitions of businesses in the past and expects to continue to do so in the future.  Such activity exposes the Company to a number of risks.  For example, there could be unforeseen liabilities or asset impairments, including goodwill impairments, that arise in connection with the businesses that will be acquired in the future.

The Company’s ability to achieve certain benefits which are anticipated from acquisitions of businesses will depend in large part upon the Company’s ability to successfully integrate such businesses in an efficient and cost effective manner.  The Company may not be able to integrate such businesses smoothly or successfully, and the process may take longer than expected.  The integration of operations and differences in operational culture may require the dedication of significant management resources, which may result in greater expenditures than expected to integrate the acquired businesses.  If the Company is unable to successfully integrate the operations of such acquired businesses, it may be unable to realize the benefits it expects to achieve as a result of such acquisitions.

The success with which the Company is able to integrate acquired operations will depend on its ability to manage a variety of issues, including the following:

•	Loss of key personnel or higher than expected employee attrition rates could adversely affect the performance of the acquired business and the Company’s ability to successfully integrate it.

•
Integrating acquired operations with existing operations may require the Company to coordinate geographically separated organizations, address possible differences in culture and management philosophies, merge financial processes and risk and compliance procedures, combine separate information technology platforms and integrate organizations that were previously closely tied to the former parent of the acquired business or other service provider.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

The Company’s corporate office facility is comprised of an 882,000 square foot complex located in Greenwood Village, Colorado.  The Company owns its corporate office facilities which are occupied by all of the Company’s segments.   At December 31, 2014, the Company leased approximately 188,000 square feet of the complex to CIGNA for a lease period expiring on March 31, 2018.  The Company also leases approximately 475,000 square feet of sales and administrative offices throughout the United States. Management believes that the Company’s properties are suitable and adequate for its current and anticipated business operations.

Item 3.

Legal Proceedings

From time to time, the Company may be threatened with, or named as a defendant in, lawsuits, arbitrations, and administrative claims. Any such claims that are decided against the Company could harm the Company’s business. The Company is also subject to periodic regulatory audits and inspections which could result in fines or other disciplinary actions. Unfavorable outcomes in such matters may result in a material impact on the Company's financial position, results of operations or cash flows.

The Company is currently evaluating the interpretation of Internal Revenue Code rules related to certain product investments. If the Company’s interpretation is not upheld, which is reasonably possible, the potential exposure is estimated to be up to $19 million.

During the fourth quarter, the Company received a $20 million demand letter related to a vehicle accident involving an employee.  The amount is fully indemnified by a third-party insurer.

Item 4.

Mine Safety Disclosures

Not applicable.

Part II

Item 5.

Market for Registrant’s Common Equity and Related Stockholder Matters

5.1         Equity Security Holders and Market Information

There is no established public trading market for the Company’s common equity.  GWL&A Financial is the sole shareholder of the Company’s common equity securities.

5.2                 Dividends

In the three most recent fiscal years, the Company has paid dividends on its common shares.  Dividends paid on the Company’s common stock were $316 million, $102 million and $184 million during the years ended December 31, 2014, 2013 and 2012, respectively.

On February 5, 2015, the Company’s Board of Directors declared a dividend of $77 million, payable on March 16, 2015, to its sole shareholder, GWL&A Financial.

Under Colorado law, the Company cannot, without the approval of the Colorado Commissioner of Insurance, pay a dividend if as a result of such payment, the total of that dividend and all dividends paid in the preceding twelve months, would exceed the greater of (i) 10% of the Company’s statutory surplus as regards policyholders as of the preceding year ended December 31; or (ii) the Company’s statutory net gain, not including realized capital gains, for the twelve-month period ending the preceding December 31 not including pro rata distributions of the Company’s own securities. Additionally, dividend payments generally will not be allowed if the statutory surplus remaining after the proposed dividend would fall below the minimum RBC that requires regulatory action.

Item 6.

Selected Financial Data

The following is a summary of selected consolidated financial information for the Company.  The information should be read in conjunction with and is qualified in its entirety by the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and notes thereto appearing in Item 8, “Financial Statements and Supplementary Data.”

The selected consolidated financial information for the years ended December 31, 2014, 2013 and 2012 and at December 31, 2014 and 2013 has been derived in part from the Company’s audited consolidated financial statements included in Item 8.  The selected consolidated income statement data for the years ended December 31, 2011 and 2010 and the selected consolidated balance sheet data at December 31, 2012, 2011 and 2010 have been derived in part from the Company’s consolidated financial statements not included elsewhere herein.

	As of and for the Year Ended December 31,
(In millions)	2014	2013	2012	2011	2010
Total revenues	$2,559	$2,167	$2,266	$2,193	$2,404
Total benefits and expenses	2,086	1,979	1,893	1,897	2,138
Income from continuing operations	473	188	373	296	266
Provision for income taxes	156	59	135	94	68
Loss from discontinued operations	—	—	—	—	(2)
Net income	317	129	238	202	196

Dividends declared	$316	$102	$184	$206	$161

Investment assets	$28,323	$26,516	$26,110	$23,995	$23,069
Separate account assets	27,719	26,631	24,606	22,331	22,489
Total assets	58,348	55,324	52,819	48,212	47,525
Total policy benefit liabilities	26,722	25,374	24,250	22,597	21,160
Due to parent and affiliates	547	542	544	539	537
Separate account liabilities	27,719	26,631	24,606	22,331	22,489
Total liabilities	56,211	53,448	50,683	46,298	45,811
Total stockholder’s equity	2,137	1,876	2,136	1,914	1,714

Item  7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 2014, 2013 and 2012 follows.  This management discussion and analysis should be read in conjunction with the financial data contained in Item 6, “Selected Financial Data,” and in Item 8, “Financial Statements and Supplementary Data.”

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

The Individual Markets segment distributes life insurance, annuity and retirement products (including IRAs) to both individuals and businesses through various distribution channels.  Life insurance products in-force include participating and non-participating term life, whole life, universal life and variable universal life.  The Retirement Services segment provides various retirement plan products and investment options as well as comprehensive administrative and record-keeping services for financial institutions and employers, which include educational, advisory, enrollment and communication services to employer-sponsored defined contribution plans and associated defined benefit plans.  Defined contribution plans provide for benefits based upon the value of contributions to, and investment returns on, an individual’s account.  The Company’s Other reporting segment is substantially comprised of activity under the assumption of reinsurance between GWSC and CLAC, corporate items not directly allocated to the other operating segments and interest expense on long-term debt.

Recent Events

Acquisition of Retirement Plan Services

On August 29, 2014, the Company completed the acquisition of RPS. From date of acquisition to December 31, 2014, RPS contributed $54 million in revenue and $3 million in net loss which are primarily included in the Retirement Services segment. Additionally, the Company incurred $3 million of acquisition costs related to the transaction that are included in general insurance expense within the Other segment.

Integration of Empower Retirement

On October 30, 2014, the Company announced that its retirement business will officially be named Empower Retirement. Empower Retirement is the retirement services business of the Company, which in addition to completing the acquisition of RPS, is integrating the retirement business of Putnam. During 2014, the Company incurred $15 million of costs related to the integration of Empower Retirement. These amounts are included in the Other segment as they are considered non-recurring costs.

Termination of CLAC Reinsurance Agreement

On January 1, 2013, the Company terminated its reinsurance agreement with CLAC, pursuant to which it had ceded certain participating life business on a coinsurance basis.  As a result of that termination, on January 1, 2013, the Company recorded the following increases in its statement of income in connection with the termination of the reinsurance agreement:

(In millions)
Premium income	$42
Other revenue	7
Total	49

Increase (decrease) in future policy benefits	41
Dividends to policyholders	1
Total	42

Participating policyholders’ net income before income taxes	7
Income tax expense	2
Participating policyholders’ income	5

Provision for policyholders’ share of earnings on participating business	5
Net income available to shareholder	$—

The activity related to the termination of the CLAC reinsurance agreement are included in the Individual Markets segment.

Current Market Conditions

During 2014, the financial markets continued to strengthen.  As a result, the S&P 500 index ended 2014 up by 11% as compared to 2013 and 2013 was up by 30% when compared to 2012.  The average of the S&P 500 index during the year ended December 31, 2014 was up by 17% when compared to the average for the year ended December 31, 2013 and the average was up by 19% for the year ended December 31, 2013 when compared to the average for the year ended December 31, 2012.

	Year Ended December 31,
S&P 500 Index	2014	2013	2012	2011	2010
Index Close	2,059	1,848	1,426	1,258	1,258
Index Average	1,931	1,644	1,379	1,268	1,140

Variable asset-based fees earned by the Company fluctuate with changes in participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses, which are primarily associated with changes in the United States equities market. Fee income increased by $110 million, or 18%, to $729 million for the year ended December 31, 2014 when compared to 2013.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to the improved average performance of the U.S. equities market.

Interest rates were somewhat volatile during 2014.  As a result, the 10-year U.S. Treasury rate ended 2014 down by 87 basis points as compared to 2013 while 2013 was up by 126 basis points when compared to 2012. The average of the 10-year U.S. Treasury rate during the year ended December 31, 2014 was up by 18 basis points when compared to the average for the year ended December 31, 2013 and the average was up by 52 basis points for the year ended December 31, 2013 when compared to the average for the year ended December 31, 2012.

	Year Ended December 31,
10-Year Treasury Rate	2014	2013	2012	2011	2010
Close	2.17%	3.04%	1.78%	1.89%	3.30%
Average	2.43%	2.25%	1.73%	2.67%	3.09%

Unrealized gains on fixed maturity investments fluctuate with changes in the prevailing interest rates.  When interest rates rise, market values of fixed maturity investments generally fall.  Unrealized investment gains (losses), net, recognized in net income increased by $101 million from a loss of $57 million in 2013 to a gain of $44 million in 2014.  The Company has also recorded in other comprehensive income an increase in gross unrealized gains of $340 million and a decrease in gross unrealized losses of $207 million during the year ended December 31, 2014.  This resulted in an increase to accumulated other comprehensive income (loss), net of policyholder related amounts and deferred taxes.

The Company employs hedging strategies for the purpose of managing the interest rate, foreign currency exchange rate and equity market risks impacting the Company’s business.  For some derivative instruments, hedge accounting is not elected; therefore all gains or losses from these transactions are recorded in the consolidated statement of income.  As a result, fluctuations in interest rates, foreign currencies or equity markets may cause the Company to experience volatility in net income.  For the year ended December 31, 2014, the Company recorded realized gains on forward settling to be announced (“TBA”) securities of $94 million, compared to losses of $57 million in 2013. For the year ended December 31, 2014, the Company recorded gains in net investment income on cross-currency swaps of $25 million, compared to losses of $50 million in 2013.

7.2  Summary of Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to adopt accounting policies to enable them to make a significant variety of accounting and actuarial estimates and assumptions.  These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable given the facts and circumstances for the Company. These critical estimates and assumptions affect, among other things, the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses.  Actual results can differ from the amounts previously estimated, which were based on information available at the time the estimates were made.

The Company has identified the following accounting policies, judgments and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

·             Valuation of investments;
·             Impairment of investments;
·             Valuation of derivatives and related hedge accounting;
·             Valuation of DAC and related amortization (including unlocking of assumptions); and
·             Valuation of policy benefit liabilities

Valuation of investments

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

The fair values for fixed maturity investments are based upon market prices from independent pricing services.  In cases where market prices are not readily available fair values are estimated by the Company. To determine estimated fair value for these instruments, the Company generally utilizes discounted cash flow models with market observable pricing inputs such as spreads, average life and credit quality. Fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts of the Company’s financial instruments.

Impairment of investments

The Company evaluates its available-for-sale general account investments on a quarterly basis to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. Assumptions and estimates about the issuer’s operations and ability to generate future cash flows are inherent in management’s evaluation of investments for other-than-temporary impairments (“OTTI”).  The assessment of whether an OTTI has occurred on securities where management does not intend to sell the investment and it is not more likely than not the Company will be required to sell the investment before recovery of its amortized cost basis, is based upon management’s case-by-case evaluation of the underlying reasons for the decline in fair value of each individual security.  Management considers a wide range of factors regarding the security issuer and uses its best judgment in evaluating the cause of the decline in its estimated fair value and in assessing the prospects for near-term recovery.  While all available information is taken into account, it is difficult to predict the ultimate recoverable amount from a distressed or impaired security.  The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings.  The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, the effects of changes in interest rates or credit spreads and the recovery period.

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

The determination of the calculation and the adequacy of the commercial mortgage provision allowance and mortgage impairments (when management deems it probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement) involve judgments that incorporate qualitative and quantitative Company and industry mortgage performance data.  Management’s periodic evaluation and assessment of the adequacy of the mortgage provision allowance and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the fair value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors.

Valuation of derivatives and related hedge accounting

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

Valuation of DAC and related amortization

DAC represents policy acquisition costs consisting primarily of commissions, agency and policy issue expenses that have been capitalized and are subject to amortization and interest. Capitalized costs are incremental, direct costs of contract acquisition related directly to successful acquisition activities. Indirect or unsuccessful acquisition costs are expensed as incurred. DAC is amortized over the expected lives of the related contracts based upon the level and timing of either gross profits or gross premiums, depending upon the type of contract as discussed below. The recovery of DAC is dependent upon the future profitability of the related business. Recoverability testing is performed for current issue year products to determine if gross revenues less expenses are sufficient to cover DAC on these new sales. At least annually, loss recognition testing is also performed on aggregated blocks of existing business to determine if gross revenues less expenses are sufficient to cover the existing DAC balance.

DAC associated with traditional life insurance products is amortized over the premium-paying period in proportion to the present value of estimated premium revenues. Assumptions are locked in for traditional products.

DAC associated with universal-life type, annuity and investment-type products is amortized over the life of the contracts in proportion to the emergence of estimated gross profits. Quarterly, the Company updates the estimated present values of gross profits with actual gross profits. Periodically but at least semi-annually, the actual gross profits are compared to the estimated gross profits. When the actual gross profits change from previous estimates, the cumulative DAC amortization is re-estimated and adjusted by the cumulative charge or credit to current period earnings. When actual gross profits exceed those previously estimated, the DAC amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross profits are below those previously estimated. These adjustments are made when the Company revises its estimates for such factors as investment yield, realized investment gains and losses and policyholder retention.

DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in accumulated other comprehensive income (loss) in the stockholder’s equity section in its consolidated balance sheets.

Valuation of policy benefit liabilities

The Company establishes liabilities for amounts payable under insurance policies and annuity contracts dependent on actuarial assumptions.  Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, policy lapse, renewal, retirement, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type.  These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable.  Utilizing these assumptions, liabilities are established on a block of business basis.  If experience is less favorable than the assumptions employed, additional liabilities may be required, resulting in a charge to current period earnings.

Insurance reserves

Generally, reserves for traditional life insurance contracts (term, whole life and group life) represent amounts payable over an extended period of time and the related liabilities are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected premiums. Such liabilities are established based upon estimates of future experience, including a provision for adverse deviation.

Minimum guarantees

The Company calculates additional reserve liabilities for certain variable annuity guaranteed death benefits. The additional reserve for such products recognizes the portion of contract assessments received to compensate the Company for death benefits. Reserves for annuity guaranteed minimum death benefits (“GMDB”) are determined by estimating the present value of expected benefits in excess of the projected account balance. Expected experience is based on a range of inputs and scenarios. The assumptions of investment performance and volatility are consistent with the historical experience of the appropriate underlying equity index, such as the Standard & Poor’s (“S&P”) 500 Index.

7.3  Company Results of Operations

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

As such, the Company has defined operating income as net income, excluding realized and unrealized gains and losses on investments and derivatives and their related tax effect. Operating income should not be viewed as a substitute for net income prepared in accordance with U.S. GAAP. In addition, the Company’s operating income measures may not be comparable to similarly titled measures reported by other companies.

Year ended December 31, 2014 compared with the year ended December 31, 2013

The following is a summary of the contributions of each segment to the net income and a reconciliation of net income to operating income:

	Year Ended December 31,		Increase	Percentage
Income statement data (In millions)	2014	2013	(decrease)	change
Net income
Individual Markets segment	$140	$65	$75	115%
Retirement Services segment	209	75	134	179%
Other segment	(32)	(11)	(21)	191%
Total net income	317	129	188	146%
Adjustments to net income
Unrealized investment gains (losses), net	44	(57)	101	(177)%
Realized investment gains (losses), net	147	(14)	161	(1,150)%
Pro-rata tax (expense) benefit (1)	(67)	25	(92)	(368)%
Operating income	$193	$175	$18	10%
(1) Calculated utilizing estimated tax rate of 35%.

Unrealized investment gains (losses), net, recognized in income increased by $101 million from a loss of $57 million to a gain of $44 million. The primary driver of the change was an $89 million increase in unrealized gains from derivatives. In addition, there was a $12 million increase in unrealized gains on bonds.

Realized investment gains (losses), net, increased by $161 million from a loss of $14 million to a gain of $147 million. The fluctuation was driven primarily by an increase in gains of $152 million on forward settling TBA security transactions and an increase in gains of $17 million on bonds. Offsetting the increases was a $7 million decrease in gains on mortgages and other investments.

Pro-rata tax (expense) benefit increased by $92 million from a tax benefit of $25 million to a tax expense of $67 million resulting from an increase in total unrealized and realized investment gains (losses).

Year ended December 31, 2013 compared with the year ended December 31, 2012

The following is a summary of the contributions of each segment to the net income and a reconciliation of net income to operating income:

	Year Ended December 31,		Increase	Percentage
Income statement data (In millions)	2013	2012	(decrease)	change
Net income
Individual Markets segment	$65	$104	$(39)	(38)%
Retirement Services segment	75	160	(85)	(53)%
Other segment	(11)	(26)	15	(58)%
Total net income	129	238	(109)	(46)%
Adjustments to net income
Unrealized investment gains (losses), net	(57)	11	(68)	(618)%
Realized investment gains (losses), net	(14)	117	(131)	(112)%
Pro-rata tax (expense) benefit (1)	25	(45)	70	(156)%
Operating income	$175	$155	$20	13%
(1) Calculated utilizing estimated tax rate of 35%.

Unrealized investment gains (losses), net, recognized in income decreased by $68 million from a gain of $11 million to a loss of $57 million. The primary driver of the change was a $62 million decrease in unrealized gains from derivatives. Additionally, there was a $6 million decrease in unrealized gains on bonds.

Realized investment gains (losses), net, decreased by $131 million from a gain of $117 million to a loss of $14 million. The fluctuation was driven primarily by a $72 million increase in losses from forward settling TBA security transactions. There was also a $20 million increase in losses from the sales of certain perpetual debt investments which consisted of junior subordinated debt instruments, a $33 million decrease in gains on other bonds, and an $11 million decrease in gains on mortgage investments primarily due to a decrease in the mortgage provision allowance in 2012 that did not reoccur in 2013. The decreases were off set by a $5 million increase in gains on derivatives.

Pro-rata tax (expense) benefit decreased by $70 million from an expense of $45 million to a benefit of $25 million resulting from a decrease in total unrealized and realized investment gains (losses).

Company Results of Operations

Year ended December 31, 2014 compared with the year ended December 31, 2013

The following is a summary of certain financial data of the Company:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2014	2013	(decrease)	change
Premium income	$446	$464	$(18)	(4)%
Fee income	729	619	110	18%
Other revenue	8	7	1	14%
Investment income	1,184	1,148	36	3%
Total revenues	2,367	2,238	129	6%
Policyholder benefits	1,222	1,232	(10)	(1)%
Operating expenses	863	747	116	16%
Total benefits and expenses	2,085	1,979	106	5%
Operating income before income taxes	282	259	23	9%
Income tax expense	89	84	5	6%
Operating income	$193	$175	$18	10%

The Company’s consolidated operating income increased by $18 million, or 10%, to $193 million.  The improvement in earnings was due to increased investment income. Offsetting the increase was a decrease in other revenue as a result of the termination of the reinsurance agreement with CLAC in 2013. In addition, the Company had lower premium income partially offset by lower policyholder benefits and higher fee income partially offset by higher operating expenses.

Premium income decreased by $18 million, or 4%, to $446 million.  This decrease was primarily related to a $22 million decrease related to fewer policies in-force within the Other segment as a result of lapses on a block of 10-year term insurance policies whose original term ended in 2013. Lapses increase at the end of the original term due to an increase in premiums if the policy were to renew. Within the Individual Markets segment, the Company had an increase in premium which was primarily related to the amounts assessed for mortality coverage earned from the Company’s SPUL product. The average in-force for the SPUL product increased from $1,159 million to $1,675 million. The increase was partially offset by a decrease in premium driven by the $42 million received in 2013 in conjunction with the termination of the reinsurance agreement with CLAC.

Fee income increased by $110 million, or 18%, to $729 million.  The increase was primarily related to an increase of $60 million, or 16%, in asset-based variable fee income resulting from increased average asset levels driven by sales growth and higher average equity market levels. The equity market performance was evidenced by a 17% increase in the average S&P 500 index during the year ended December 31, 2014 as compared to 2013. In addition, RPS earned $54 million of fees since its acquisition by the Company.

Investment income increased by $36 million, or 3%, to $1,184 million.  This was due to higher investment income earned on bonds, mortgages and policy loans as a result of higher invested assets balances partially offset by lower yields.

Policyholder benefits decreased by $10 million, or 1%, to $1,222 million, primarily driven by the $47 million incurred in 2013 in conjunction with the termination of the reinsurance agreement with CLAC partially offset by higher interest credited or paid to contractholders as a result of increased average liabilities and an increase in crediting rate on the Company’s SPUL product. The Company also experienced higher death claims offset by lower annuity payments and accident and disability claims.

Operating expenses increased by $116 million, or 16%, to $863 million, as a result of higher commissions and incentive compensation resulting from increased sales and average asset levels and RPS related operating, acquisition and integration costs.

Income tax increased by $5 million, or 6%, to $89 million, primarily due to the increase in operating income before income taxes.

Year ended December 31, 2013 compared with the year ended December 31, 2012

The following is a summary of certain financial data of the Company:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2013	2012	(decrease)	change
Premium income	$464	$422	$42	10%
Fee income	619	536	83	15%
Other revenue	7	—	7	100%
Investment income	1,148	1,180	(32)	(3)%
Total revenues	2,238	2,138	100	5%
Policyholder benefits	1,232	1,198	34	3%
Operating expenses	747	695	52	7%
Total benefits and expenses	1,979	1,893	86	5%
Operating income before income taxes	259	245	14	6%
Income tax expense	84	90	(6)	(7)%
Operating income	$175	$155	$20	13%

The Company’s consolidated operating income increased by $20 million, or 13%, to $175 million. The increase in earnings was primarily due to higher premium income partially offset by higher policyholder benefits and higher fee income partially offset by higher operating expenses. The Company also had higher other revenue as a result of the termination of the reinsurance agreement with CLAC and a decrease in investment income.

Premium income increased by $42 million, or 10%, to $464 million.  This increase was primarily related to the $42 million received in conjunction with the termination of the reinsurance agreement with CLAC.  The increase in premium from the CLAC agreement was partially offset by a decrease in premium income primarily related to sales of the single premium whole life (“SPWL”) product marketed through banks. In 2011, the Company began replacing the SPWL product with a SPUL product.  The SPWL product is considered an insurance contract, and SPWL product sales are recognized as premium income.  Conversely, the SPUL product is considered an investment contract, and SPUL product sales are recognized as deposits rather than as premium income.

Fee income increased by $83 million, or 15%, to $619 million.  The increase was primarily related to improved variable fee income due to increased average asset levels driven by higher average equity market levels.  The equity market performance was evidenced by a 19% increase in the average S&P 500 index.

Other revenue increased by $7 million, or 100%, as a result of the termination of the reinsurance agreement with CLAC.

Investment income decreased by $32 million, or 3%, to $1,148 million.  The decrease was primarily due to decreases in investment income earned on bonds, mortgages and policy loans as a result of lower yields partially offset by higher invested assets balances.

Policyholder benefits increased by $34 million, or 3%, to $1,232 million, The increase in policyholder benefits was primarily attributable to the $47 million incurred in conjunction with the termination of the reinsurance agreement with CLAC partially offset by a decrease in policyholder benefits due to the change in the mix of sales mentioned in premiums.

Operating expense increased by $52 million, or 7%, to $747 million. The increase was primarily due to higher asset-based commissions and incentive compensation due to higher sales. The Company also had higher general and administrative expense as a result of overall growth in the business.

Income tax expense decreased by $6 million, or 7%, to $84 million due to an $11 million adjustment to taxes included in the 2012 expense related to the 2008 tax year IRS examination.

7.4  Individual Markets Segment Results of Operations

Year ended December 31, 2014 compared with the year ended December 31, 2013

The following is a summary of certain financial data of the Individual Markets segment:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2014	2013	(decrease)	change
Premium income	$360	$354	$6	2%
Fee income	96	94	2	2%
Other revenue	—	7	(7)	(100)%
Investment income	729	711	18	3%
Total revenues	1,185	1,166	19	2%
Policyholder benefits	903	921	(18)	(2)%
Operating expenses	137	142	(5)	(4)%
Total benefits and expenses	1,040	1,063	(23)	(2)%
Operating income before income taxes	145	103	42	41%
Income tax expense	47	37	10	27%
Operating income	$98	$66	$32	48%

Operating income for the Individual Markets segment increased by $32 million, or 48%, to $98 million.  The increase in earnings was primarily due to an increase in investment income and a decrease in policyholder benefits. Offsetting these favorable variances was a decrease in other revenue as a result of the termination of the reinsurance agreement with CLAC in 2013.

Premium income increased by $6 million, or 2%, to $360 million.  This increase was primarily related to the amounts assessed for mortality coverage earned from the Company’s SPUL product. The average in-force amount for the SPUL product increased from $1,159 million to $1,675 million. The increase was partially offset by a decrease in premium driven by the $42 million received in 2013 in conjunction with the termination of the reinsurance agreement with CLAC.

Fee income increased by $2 million, or 2%, to $96 million.  The increase was primarily related to fees earned on the executive benefits market due to increased assets resulting from higher sales.

Other revenue decreased by $7 million, or 100% as a result of the termination of the reinsurance agreement with CLAC in 2013.

Investment income increased by $18 million, or 3%, to $729 million.  This was due to higher investment income earned on bonds, mortgages and policy loans as a result of higher invested assets balances partially offset by lower yields.

Policyholder benefits decreased by $18 million, or 2%, to $903 million which primarily reflects the $47 million incurred in 2013 in conjunction with the termination of the reinsurance agreement with CLAC partially offset by higher interest credited or paid to contractholders as a result of increased average liabilities and an increase in crediting rate on the Company’s SPUL product. The Company also experienced higher death claims offset by lower annuity payments and accident and disability claims.

Operating expenses decreased by $5 million, or 4%, to $137 million, primarily related to favorable DAC unlocking mainly as result of prospective assumption changes in the current year. Partially offsetting this decrease was an increase in expense related to higher incentive compensation due to an increase in sales and higher general and administrative expense as a result of overall segment growth.

Income tax expense increased by $10 million, or 27%, to $47 million, primarily due to the increase in operating income before income taxes.

Year ended December 31, 2013 compared with the year ended December 31, 2012

The following is a summary of certain financial data of the Individual Markets segment:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2013	2012	(decrease)	change
Premium income	$354	$314	$40	13%
Fee income	94	75	19	25%
Other revenue	7	—	7	100%
Investment income	711	725	(14)	(2)%
Total revenues	1,166	1,114	52	5%
Policyholder benefits	921	883	38	4%
Operating expenses	142	137	5	4%
Total benefits and expenses	1,063	1,020	43	4%
Operating income before income taxes	103	94	9	10%
Income tax expense	37	29	8	28%
Operating income	$66	$65	$1	2%

Operating income for the Individual Markets segment increased by $1 million, or 2%, to $66 million.  The increase in earnings was primarily due to higher fee income partially offset by higher operating expenses and higher other revenue as a result of the termination of the reinsurance agreement with CLAC. These increases were offset by a decrease in investment income.

Premium income increased by $40 million, or 13%, to $354 million.  The increase was primarily related to $53 million in the participating block of business of which $42 million was received in conjunction with the termination of the reinsurance agreement with CLAC.  The increase in premiums from the participating block of business was partially offset by a $9 million decrease in premium income related to sales of the SPWL product marketed through banks.

Fee income increased by $19 million, or 25%, to $94 million.  The increase was primarily related to fees earned on the SPUL product.  Additionally, the increase was driven by fees on the executive benefits and IRA products reflecting higher variable policy balances and an overall increase in the size of the block of business.

Other revenue increased by $7 million as a result of the termination of the reinsurance agreement with CLAC.

Investment income decreased by $14 million, or 2%, to $711 million.  The decrease was due to a $7 million decrease in investment income earned on bonds, mortgages and policy loans as a result of lower yields partially offset by higher invested assets balances. Additionally, the Company had a $7 million decrease in investment income on other investments.

Policyholder benefits increased by $38 million, or 4%, to $921 million.  The increase in policyholder benefits was primarily due to $47 million incurred in conjunction with the termination of the reinsurance agreement with CLAC offset by a decrease in policyholder benefits of $9 million due to the change in the mix of sales mentioned in premiums.

Operating expenses increased by $5 million, or 4%, to $142 million due to higher general and administrative expense as a result of overall segment growth.

Income tax expense increased by $8 million, or 28%, to $37 million, primarily due to the increase in operating income before income taxes.

7.5  Retirement Services Segment Results of Operations

Year ended December 31, 2014 compared with the year ended December 31, 2013

The following is a summary of certain financial data of the Retirement Services segment:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2014	2013	(decrease)	change
Premium income	$1	$4	$(3)	(75)%
Fee income	629	520	109	21%
Other revenue	8	—	8	100%
Investment income	401	386	15	4%
Total revenues	1,039	910	129	14%
Policyholder benefits	206	196	10	5%
Operating expenses	647	538	109	20%
Total benefits and expenses	853	734	119	16%
Operating income before income taxes	186	176	10	6%
Income tax expense	59	56	3	5%
Operating income	$127	$120	$7	6%

Operating income for the Retirement Services segment increased by $7 million, or 6%, to $127 million.  The increase was due to higher investment income and higher fee income offset by higher operating expense.

Fee income and other revenue increased by $117 million, or 23%, to $637 million.  The increase was primarily related to an increase of $60 million, or 16%, in asset-based variable fee income resulting from increased average asset levels driven by sales growth and higher average equity market levels. The equity market performance was evidenced by a 17% increase in the average S&P 500 index. In addition, RPS earned $54 million of fees since its acquisition by the Company.

Investment income increased by $15 million, or 4%, to $401 million.  This was due to higher investment income earned on bonds, mortgages and policy loans as a result of higher invested assets balances partially offset by lower yields.

Policyholder benefits increased by $10 million, or 5%, to $206 million, driven by higher interest credited or paid to contractholders as a result of increased average liabilities offset by lower crediting rates and lower annuity payments.

Operating expenses increased by $109 million, or 20%, to $647 million, driven by RPS related operating costs, higher asset-based commissions due to increased average asset levels driven by sales growth and higher average equity market levels and higher incentive compensation due to the sale of larger plans.

Income tax expense increased by $3 million, or 5%, to $59 million.  The increase was primarily due to the increase in operating income before income taxes.

Year ended December 31, 2013 compared with the year ended December 31, 2012

The following is a summary of certain financial data of the Retirement Services segment:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2013	2012	(decrease)	change
Premium income	$4	$4	$—	—%
Fee income	520	456	64	14%
Investment income	386	408	(22)	(5)%
Total revenues	910	868	42	5%
Policyholder benefits	196	204	(8)	(4)%
Operating expenses	538	493	45	9%
Total benefits and expenses	734	697	37	5%
Operating income before income taxes	176	171	5	3%
Income tax expense	56	55	1	2%
Operating income	$120	$116	$4	3%

Operating income for the Retirement Services segment increased by $4 million, or 3%, to $120 million.  The increase in earnings was primarily due to higher fee income offset by higher operating expenses. The increase was partially offset by lower investment income.

Fee income increased by $64 million, or 14%, to $520 million.  The increase was primarily related to improved variable fee income due to increased average asset levels driven by higher average equity market levels.  The equity market performance was evidenced by a 19% increase in the average S&P 500 index.

Investment income decreased by $22 million, or 5%, to $386 million.  The decrease was due to decreases in investment income earned on bonds, mortgages and policy loans as a result of lower yields partially offset by higher invested assets balances.

Policyholder benefits decreased by $8 million, or 4%, to $196 million primarily driven by a decrease in interest paid to policyholders due to lower credited rates and lower annuity payments.

Operating expense increased by a $45 million, or 9%, to $538 million, driven by higher asset-based commission and incentive compensation expense reflecting sales growth and improved performance of the U.S. equities market.  The higher operating expenses are also due to an increase in other general operating expense due to segment growth as well as a guaranty fund assessment incurred by the Company in 2013.

Income tax expense increased by $1 million, or 2%, to $56 million.  The increase was primarily due to the increase in operating income before income taxes.

7.6 Other Segment Results of Operations

Year ended December 31, 2014 compared with the year ended December 31, 2013

The following is a summary of certain financial data of the Company’s Other segment:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2014	2013	(decrease)	change
Premium income	$85	$107	$(22)	(21)%
Fee income	4	4	—	—%
Investment income	54	51	3	6%
Total revenues	143	162	(19)	(12)%
Policyholder benefits	113	115	(2)	(2)%
Operating expenses	79	67	12	18%
Total benefits and expenses	192	182	10	5%
Operating loss before income taxes	(49)	(20)	(29)	145%
Income tax benefit	(17)	(9)	(8)	89%
Operating loss	$(32)	$(11)	$(21)	191%

Operating loss for the Company’s Other segment increased by $21 million from a loss of $11 million to a loss of $32 million.  The loss was primarily due to an increase in operating expenses of $12 million, or 18%, primarily driven by RPS related acquisition and integration costs. Additionally, the Company had a $22 million decrease in premiums as a result of lapses on a block of 10-year term insurance policies whose original term ended in 2013 offset by a $2 million decrease in policyholder benefits.  Lapses increase at the end of the original term due to an increase in premiums if the policy were to renew.

Year ended December 31, 2013 compared with the year ended December 31, 2012

The following is a summary of certain financial data of the Company’s Other segment:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2013	2012	(decrease)	change
Premium income	$107	$104	$3	3%
Fee income	4	5	(1)	(20)%
Investment income	51	47	4	9%
Total revenues	162	156	6	4%
Policyholder benefits	115	111	4	4%
Operating expenses	67	65	2	3%
Total benefits and expenses	182	176	6	3%
Operating loss before income taxes	(20)	(20)	—	—%
Income tax (benefit) expense	(9)	6	(15)	(250)%
Operating loss	$(11)	$(26)	$15	(58)%

Operating loss for the Company’s Other segment decreased by $15 million from a loss of $26 million to a loss of $11 million.  The decrease in net loss was due to the $15 million change in income tax expense (benefit) from an expense of $6 million to a benefit of $9 million.  The change in income tax expense (benefit) is primarily the result of an $11 million adjustment to taxes included in the 2012 expense related to the 2008 tax year IRS examination.

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

The following table presents the percentage distribution of the carrying values of the Company’s general account investment portfolio.

	December 31,
(In millions)	2014		2013
Fixed maturities, available-for-sale	$20,162	71.1%	$18,470	69.6%
Fixed maturities, held for trading	339	1.2%	336	1.3%
Mortgage loans on real estate	3,364	11.9%	3,134	11.8%
Policy loans	4,130	14.6%	4,185	15.8%
Short-term investments	263	0.9%	294	1.1%
Limited partnership and other corporation interests	49	0.2%	79	0.3%
Other investments	16	0.1%	18	0.1%
Total investments	$28,323	100.0%	$26,516	100.0%

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

The percentage distribution of the estimated fair value of the Company ’s fixed maturity portfolio by the Company’s internal credit rating is summarized as follows:

	December 31,
Credit Rating	2014	2013
AAA	28.2%	28.4%
AA	15.3%	15.3%
A	28.2%	26.5%
BBB	27.5%	28.6%
BB and below (Non-investment grade)	0.8%	1.2%
Total	100.0%	100.0%

The percentage distribution of the estimated fair value of the corporate sector fixed maturity portfolio, calculated as a percentage of fixed maturities, is summarized as follows:

	December 31,
Sector	2014	2013
Utility	18.3%	18.5%
Finance	10.0%	10.0%
Consumer	9.8%	9.9%
Natural resources	5.9%	5.2%
Transportation	3.2%	3.0%
Other	11.3%	11.1%

Securities Lending and Cash Collateral Reinvestment Practices

Cash collateral related to the securities lending program is invested in U.S. Government or U.S. Government Agency securities.  In addition, the securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default.  As of December 31, 2014 and 2013, the Company had fixed maturities with estimated fair values of $15 million and $27 million, respectively, out on loan, all of which are fully collateralized as described above.  The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.

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

Investment Yield

Net investment income includes interest income, dividends, the amortization of premiums, discounts and origination fees, and unrealized gains (losses) on held for trading fixed maturity investments. Additionally, it includes changes in the fair value of derivatives not qualifying for hedge accounting or where hedge accounting is not elected and the over effective portion of cash flow hedges.

To analyze investment performance, the Company excludes net investment income related to derivative instruments and interest on funds withheld balances under reinsurance agreements in order to assess underlying profitability and results from ongoing operations.  Net investment income performance is summarized as follows:

(In millions)	Year Ended December 31,
	2014	2013	2012
Net investment income	$1,228	$1,091	$1,192
Less:
Net investment income from derivative instruments	39	(45)	16
Net interest on funds withheld balances under reinsurance agreements, related party	21	21	19
Net investment income excluding derivative instruments and interest on funds withheld balances	1,168	1,115	1,156
Average invested assets, at amortized cost	26,641	25,240	23,753
Yield on average invested assets	4.38%	4.42%	4.87%

The yield on average invested assets decreased in 2014 when compared to 2013. The decline was primarily due to the Company earning lower earned rates on new investments as the U.S. Treasury curve shifted lower during the year in conjunction with charging lower interest rates on policy loans. The decline in earned rates was partially offset by unrealized gains recognized in the income statement on investments classified as held for trading. The yield on average invested assets decreased in 2013 when compared to 2012 also primarily as a result of lower earned rates. Additionally, the Company had unrealized losses recognized in the income statement on investments classified as held for trading.

7.8  Liquidity and Capital Resources

Liquidity refers to a company’s ability to generate sufficient cash flows to meet the short-term needs of its operations.  The Company manages its operations to create stable, reliable and cost-effective sources of cash flows to meet all of its obligations.

The principal sources of the Company’s liquidity are premiums and contract deposits, fees, investment income and investment maturities and sales.  Funds provided from these sources are reasonably predictable and normally exceed liquidity requirements for payment of policy benefits, payments to policy and contractholders in connection with surrenders and withdrawals and general expenses.  However, since the timing of available funds cannot always be matched precisely to commitments, imbalances may arise when demands for funds exceed those on hand.  A primary liquidity concern regarding cash flows from operations is the risk of early policyholder and contractholder withdrawals.  A primary liquidity concern regarding investment activity is the risk of defaults and market volatility.  In addition, a demand for funds may arise as a result of the Company taking advantage of current investment opportunities.  The sources of the funds that may be required in such situations include the issuance of commercial paper or other debt instruments.  Management believes that the liquidity profile of its assets is sufficient to satisfy the short-term liquidity requirements of reasonably foreseeable scenarios.

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $276 million and $302 million as of December 31, 2014 and 2013, respectively.  In addition, 99% of the fixed maturity portfolio carried an investment grade rating at December 31, 2014 and 2013, which provides significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity.  Additionally, the Company anticipates that cash on hand and expected net cash generated by operating activities will exceed the forecasted needs of the business over the next 12 months.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $99 million of commercial paper outstanding at December 31, 2014 and 2013.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a revolving credit facility agreement with U.S. Bank, which expires on March 1, 2018, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility as of or during the year ended December 31, 2014.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

7.9  Off-Balance Sheet Arrangements

The Company makes commitments to fund partnership interests, mortgage loans on real estate and other investments in the normal course of its business.  The amounts of these unfunded commitments at December 31, 2014 and 2013 were $166 million and $197 million, respectively.  The precise timing of the fulfillment of the commitment cannot be predicted; however, these amounts are due within one year of the dates indicated.  There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company participates in a securities lending program in which the Company lends securities that are held as part of its general account investment portfolio to third parties for the purpose of enhancing the total return on its investment portfolio.  The Company generally requires initial collateral in an amount greater than or equal to 102% of the fair value of domestic securities loaned and 105% of foreign securities loaned.  The Company received securities with a fair value of $2 million and $9 million as collateral at December 31, 2014 and 2013, respectively, which have not been recorded on the consolidated balance sheets.

The Company, as lessee, has entered into various lease and sublease agreements primarily for the rental of office space.

The Company maintains a corporate credit facility agreement in the amount of $50 million for general corporate purposes.  The Company had no borrowings under the credit facility either at or during the years ended December 31, 2014 or 2013.

GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under a reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,169 million and renews annually until it expires on July 3, 2027.  The second letter of credit is for $70 million and renews annually until it expires on December 31, 2017.

In addition, the Company has other letters of credit with a total amount of $8,975, renewable annually for an indefinite period of time.

7.10         Contractual Obligations

The following table summarizes the Company’s major contractual obligations at December 31, 2014:

	Payment due by period
	Less than	One to	Three to	More than
(in thousands)	one year	three years	five years	five years	Total
Future policy benefits (1)	$2,215,422	$4,269,919	$4,103,235	$48,056,260	$58,644,836
Policy and contract claims (2)	170,074	38,277	29,698	113,072	351,121
Policyholders’ funds (3)	335,484	—	—	—	335,484
Provision for policyholder dividends (4)	58,577	—	—	—	58,577
Undistributed earnings on participating business (5)	—	—	—	20,050	20,050
Related party long-term debt - principal (6)	—	—	—	528,400	528,400
Related party long-term debt - interest (7)	37,031	74,062	74,062	827,007	1,012,162
Commercial paper (8)	98,589	—	—	—	98,589
Payable under securities lending agreements (9)	13,741	—	—	—	13,741
Investment purchase obligations (10)	166,356	—	—	—	166,356
Operating leases (11)	10,699	14,303	11,668	8,074	44,744
Other liabilities (12)	945,260	36,354	34,507	42,164	1,058,285
Total	$4,051,233	$4,432,915	$4,253,170	$49,595,027	$62,332,345

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

(4)  Provision for policyholders’ dividends - The provision for policyholders’ dividends payable represents the liabilities related to dividends payable in the following year on participating policies.  As such, the obligations related to these liabilities are presented in the table above in the less than one year category in the amounts of the liabilities presented in the Company’s consolidated balance sheet.

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

(7)  Related party long-term debt interest - One long-term surplus note bears interest at a fixed rate through maturity.  The second surplus note bears interest initially at a fixed rate that will change in the future based upon the then current three-month London Interbank Offering Rate.  The interest payments shown in this table are calculated based upon the contractual rates in effect on December 31, 2014 and do not consider the impact of future interest rate changes.

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

(11)  Operating leases - The Company is obligated to make payments under various non-cancelable operating leases, primarily for office space.  Contractual provisions exist that could increase the lease obligations presented, including operating expense escalation clauses.  Management does not consider the impact of any such clauses to be material to the Company’s operating lease obligations. The Company’s total future operating lease obligation will be reduced by minimum reimbursement of $9,953 due in the future under non-cancelable agreements.

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

(12)   Other liabilities - Other liabilities include those other liabilities which represent contractual obligations not included elsewhere in the table above.  If the timing of the payment of any other liabilities was sufficiently uncertain, the amounts were included in the less than one year category.  Other liabilities presented in the table above include:

•Liabilities under reinsurance arrangements
•Liabilities related to securities purchased but not yet settled
•Liabilities related to derivative obligations
•Statutory state escheat liabilities

•	Expected contributions to the Company’s defined benefit pension plan and benefit payments for the post-retirement medical plan and supplemental executive retirement plan through 2021
•Unrecognized tax benefits
•Miscellaneous purchase obligations to acquire goods and services

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

Market risk

The Company’s exposure to interest rate changes results from its significant holdings of fixed maturity investments, mortgage loans on real estate and interest rate sensitive liabilities.  The fixed maturity investments primarily consist of direct obligations of the U.S. government and its agencies, direct obligations of U.S. states and their subdivisions, corporate debt securities and asset-backed and mortgage-backed securities.  All of these investments are exposed to changes in interest rates.  Interest rate sensitive product liabilities, primarily those liabilities associated with universal life insurance contracts and annuity contracts, have the same type of interest rate risk exposure as fixed maturity securities and mortgage loans on real estate.

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

The Company has strict operating policies which prohibit the use of derivative instruments for speculative purposes, permit derivative transactions only with approved counterparties, specify limits on concentration of risk and provide requirements of reporting and monitoring systems. The Company supports a hedging strategy program that consists of the use of various derivative instruments including futures, interest rate swaps and options such as interest rate swaptions.  Derivative strategies include the following:

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

The Company has estimated the possible effects of interest rate changes at December 31, 2014.  If interest rates increased by 100 basis points (1.00%), the December 31, 2014 fair value of the fixed income assets in the general account would decrease by approximately $1,520 million.  This calculation uses projected asset cash flows, discounted back to December 31, 2014.  The cash flow projections are shown in the table below.  The table below shows cash flows rather than expected maturity dates because many of the Company’s assets have substantial expected principal payments prior to the final maturity date.  The fair value shown in the table below was calculated using spot discount interest rates that varied by the year in which the cash flows are expected to be received.  The spot rates in the benchmark calculation range from 0.220% to 4.003%.

Projected cash flows by calendar years (In millions)	Benchmark	Interest rate increase one percent
2015	$2,964	$2,900
2016	2,427	2,414
2017	2,260	2,244
2018	2,438	2,429
2019	2,408	2,406
Thereafter	18,063	18,363
Undiscounted total	$30,560	$30,756

Fair value	$24,732	$23,212

The Company administers separate account variable annuities and provides other investment and retirement services where fee income is earned and profitability is determined based upon a percentage of account balances or AUM.  Fluctuations in fund asset levels occur as a result of both changes in cash flow and general market conditions.  There is a market risk of lower fee income if equity markets decline.  If equity markets were to decline by 10% from benchmark levels at December 31, 2014, the Company’s associated net fee income after subadvisor fees in 2014 would decline by approximately $16 million.

The Company’s surplus assets include equity investments.  There is a market risk of lower asset values if equity markets decline.  If equity markets were to decline by 10%, the Company would have an additional unrealized loss of approximately $4.2 million on equity investments.  This unrealized loss would not impact net income but would reduce stockholder’s equity.

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

The Company utilizes reinsurance programs to control its exposure to general insurance risks.  Reinsurance agreements do not relieve the Company from its direct obligations to its insureds.  However, an effective reinsurance program limits the Company’s exposure to potentially large losses.  The failure of reinsurers to honor their obligations could result in losses to the Company.  To manage this risk, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk relative to the reinsurers in order to minimize its exposure to significant losses from reinsurer insolvencies.  The

Company retains an initial maximum of $3.5 million of coverage per individual life. This initial retention limit of $3.5 million may increase due to automatic policy increases in coverage at a maximum rate of $175 thousand per annum, with an overall maximum increase in coverage of $1.0 million.  Maximum capacity to be accepted or retained by the Company is dictated at the treaty level and is monitored annually to ensure the total risk acquired or retained on any one life is limited to a maximum retention of $4.5 million.

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
Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheets of Great-West Life & Annuity Insurance Company and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements, Notes and Schedules. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great-West Life & Annuity Insurance Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
February 27, 2015

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Balance Sheets
December 31, 2014 and 2013
(In Thousands, Except Share Amounts)

	December 31,
	2014	2013
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $18,953,144 and $17,807,359)	$20,162,078	$18,469,544
Fixed maturities, held for trading, at fair value (amortized cost of $331,081 and $333,892)	338,543	336,055
Mortgage loans on real estate (net of valuation allowances of $2,890 and $2,890)	3,363,570	3,134,255
Policy loans	4,130,062	4,185,472
Short-term investments (amortized cost of $263,501 and $294,287)	263,501	294,287
Limited partnership and other corporation interests	49,421	79,236
Other investments	16,068	17,574
Total investments	28,323,243	26,516,423
Other assets:
Cash	12,775	7,491
Reinsurance receivable	611,270	588,533
Deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”)	378,694	343,288
Investment income due and accrued	278,886	270,024
Collateral under securities lending agreements	13,741	18,534
Due from parent and affiliates	47,193	91,057
Goodwill	137,683	105,255
Other intangible assets	27,915	15,155
Other assets	773,651	707,856
Assets of discontinued operations	24,324	29,007
Separate account assets	27,718,844	26,630,904
Total assets	$58,348,219	$55,323,527

See notes to consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Balance Sheets
December 31, 2014 and 2013
(In Thousands, Except Share Amounts)

	December 31,
	2014	2013
Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$25,968,411	$24,609,155
Policy and contract claims	339,104	345,261
Policyholders’ funds	335,484	345,689
Provision for policyholders’ dividends	58,577	62,797
Undistributed earnings on participating business	20,050	10,776
Total policy benefit liabilities	26,721,626	25,373,678
General liabilities:
Due to parent and affiliates	547,266	541,793
Commercial paper	98,589	98,990
Payable under securities lending agreements	13,741	18,534
Deferred income tax liabilities, net	314,616	106,849
Other liabilities	771,700	648,040
Liabilities of discontinued operations	24,324	29,007
Separate account liabilities	27,718,844	26,630,904
Total liabilities	56,210,706	53,447,795
Commitments and contingencies (See Note 21)
Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	777,664	774,115
Accumulated other comprehensive income	603,018	345,754
Retained earnings	749,799	748,831
Total stockholder’s equity	2,137,513	1,875,732
Total liabilities and stockholder’s equity	$58,348,219	$55,323,527

See notes to consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Income
Years Ended December 31, 2014, 2013 and 2012
(In Thousands, Except Share Amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Premium income	$446,395	$464,093	$422,153
Fee income	729,179	618,244	535,823
Other revenue	7,506	7,355	—
Net investment income	1,228,388	1,091,389	1,191,551
Realized investment gains (losses), net:
Total other-than-temporary losses	(4,334)	(372)	(5,138)
Other-than-temporary (gains) losses transferred to other comprehensive income	—	(434)	(61)
Other realized investment gains (losses), net	151,705	(13,330)	121,916
Total realized investment gains (losses), net	147,371	(14,136)	116,717
Total revenues	2,558,839	2,166,945	2,266,244
Benefits and expenses:
Life and other policy benefits	643,420	650,584	682,088
(Decrease) increase in future policy benefits	(56,073)	5,575	(66,697)
Interest paid or credited to contractholders	575,400	505,698	519,499
Provision for policyholders’ share of (losses) earnings on participating business	(1,041)	3,976	(580)
Dividends to policyholders	60,739	66,258	64,000
Total benefits	1,222,445	1,232,091	1,198,310
General insurance expenses	780,991	650,347	596,649
Amortization of DAC and VOBA	44,845	59,645	60,479
Interest expense	37,286	37,329	37,387
Total benefits and expenses	2,085,567	1,979,412	1,892,825
Income before income taxes	473,272	187,533	373,419
Income tax expense	155,903	58,791	135,305
Net income	$317,369	$128,742	$238,114

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2014, 2013 and 2012
(In Thousands, Except Share Amounts)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Comprehensive Income
December 31, 2013 and 2012
(In Thousands, Except Share Amounts)

	Year Ended December 31,
	2014	2013	2012
Net income	$317,369	$128,742	$238,114
Components of other comprehensive income (loss)
Unrealized holding gains (losses) arising on available-for-sale fixed maturity investments	586,458	(718,735)	534,028
Unrealized holding gains (losses) arising on cash flow hedges	20,137	3,102	(18,881)
Reclassification adjustment for (gains) losses realized in net income	(56,159)	(42,982)	(107,713)
Net unrealized gains (losses) related to investments	550,436	(758,615)	407,434
Future policy benefits, DAC and VOBA adjustments	(58,760)	190,995	(83,835)
Employee benefit plan adjustment	(95,886)	121,551	(68,650)
Other, net	(154,646)	312,546	(152,485)
Other comprehensive income (loss) before income taxes	395,790	(446,069)	254,949
Income tax expense (benefit) related to items of other comprehensive income	138,526	(156,124)	89,232
Other comprehensive income (loss) (1)	257,264	(289,945)	165,717
Total comprehensive income (loss)	$574,633	$(161,203)	$403,831

(1) Other comprehensive income (loss) includes the non-credit component of impaired losses on fixed maturities available-for-sale, net of future policy benefits, DAC and VOBA adjustments and income taxes, in the amounts of $177, $18,388 and $26,583 for the years ended December 31, 2014, 2013 and 2012, respectively.

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Stockholder's Equity
Years Ended December 31, 2014, 2013 and 2012
(In Thousands, Except Share Amounts)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total
Balances, January 1, 2012	$7,032	$768,247	$469,982	$668,812	$1,914,073
Net income				238,114	238,114
Other comprehensive income, net of income taxes			165,717		165,717
Dividends				(184,401)	(184,401)
Capital contribution - stock-based compensation		2,314			2,314
Income tax benefit on stock-based compensation		480			480
Balances, December 31, 2012	7,032	771,041	635,699	722,525	2,136,297
Net income				128,742	128,742
Other comprehensive loss, net of income taxes			(289,945)		(289,945)
Dividends				(102,436)	(102,436)
Capital contribution - stock-based compensation		2,578			2,578
Income tax benefit on stock-based compensation		496			496
Balances, December 31, 2013	7,032	774,115	345,754	748,831	1,875,732
Net income				317,369	317,369
Other comprehensive income, net of income taxes			257,264		257,264
Dividends				(316,401)	(316,401)
Capital contribution - stock-based compensation		3,384			3,384
Income tax benefit on stock-based compensation		165			165
Balances, December 31, 2014	$7,032	$777,664	$603,018	$749,799	$2,137,513

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2014, 2013 and 2012
(In Thousands, Except Share Amounts)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$317,369	$128,742	$238,114
Adjustments to reconcile net income to net cash provided by operating activities:
Losses allocated to participating policyholders	(1,041)	(804)	(580)
Amortization of premiums (accretion of discounts) on investments, net	(42,022)	(20,751)	(28,495)
Net realized (gains) losses on investments	(64,323)	(38,517)	(126,938)
Net proceeds (purchases) of trading securities	11,478	23,677	(220,646)
Interest credited to contractholders	571,860	507,987	515,356
Depreciation and amortization	76,461	81,061	82,595
Deferral of acquisition costs	(110,843)	(80,486)	(94,826)
Deferred income taxes	75,044	(24,087)	45,371
Amortization of low-income housing partnerships	21,713	31,918	39,621
Other, net	(4,984)	2,432	(2,681)
Changes in assets and liabilities:
Policy benefit liabilities	(151,096)	(49,980)	(192,755)
Reinsurance receivable	(18,054)	12,013	(15,893)
Investment income due and accrued	(8,951)	(12,448)	(8,654)
Other assets	(5,705)	(106,923)	(98,042)
Other liabilities	(6,568)	78,829	(37,444)
Net cash provided by operating activities	660,338	532,663	94,103
Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	4,124,159	4,022,064	4,308,965
Mortgage loans on real estate	384,306	289,531	172,950
Limited partnership interests, other corporation interests and other investments	7,555	22,200	12,530
Purchases of investments:
Fixed maturities, available-for-sale	(5,174,996)	(5,012,792)	(5,284,686)
Mortgage loans on real estate	(609,008)	(562,940)	(524,396)
Limited partnership interests, other corporation interests and other investments	(2,983)	(3,706)	(5,577)
Net change in short-term investments	22,096	(27,955)	81,058
Policy loans, net	(11,169)	(4,370)	4,983
Acquisition payment	(28,356)	—	—
Purchases of furniture, equipment and software	(35,537)	(20,618)	(23,525)
Net cash used in investing activities	(1,323,933)	(1,298,586)	(1,257,698)

See notes to consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2014, 2013 and 2012
(In Thousands, Except Share Amounts)

	Year ended December 31,
	2014	2013	2012
Cash flows from financing activities:
Contract deposits	$2,709,043	$2,601,820	$2,881,112
Contract withdrawals	(1,757,936)	(1,780,048)	(1,636,066)
Change in due to/from parent and affiliates	49,337	(14,724)	37,598
Dividends paid	(316,401)	(102,436)	(184,401)
Proceeds from financing element derivatives	5,516	51,832	64,354
Payments for and interest (paid) received on financing element derivatives, net	(8,392)	(9,756)	4,470
Net commercial paper borrowings	(401)	1,003	451
Change in book overdrafts	(12,052)	13,840	(609)
Income tax benefit of stock option exercises	165	496	480
Net cash provided by financing activities	668,879	762,027	1,167,389

Net increase (decrease) in cash	5,284	(3,896)	3,794
Cash, beginning of year	7,491	11,387	7,593
Cash, end of year	$12,775	$7,491	$11,387

Supplemental disclosures of cash flow information:
Net cash received (paid) during the year for:
Income taxes	$46,453	$(10,327)	$53,281
Interest	(37,284)	(37,329)	(37,387)
Non-cash investing and financing transactions during the years:
Contingent consideration (See Note 2)	$(32,209)	$—	$—
Share-based compensation expense	(3,384)	(2,578)	(2,314)
Fair value of assets acquired in settlement of fixed maturity investments	—	—	(1,125)
Assets received from limited partnership investment distribution	—	(5,119)	—
Fixed maturity investments, available-for-sale acquired in reinsurance termination (See Note 4)	—	(44,104)	—
Policy loans acquired in reinsurance termination (See Note 4)	—	(6,468)	—
Fixed maturity investments, available-for-sale acquired in mortgage transfer (See Note 4)	—	(28,959)	—

See notes to consolidated financial statements.	(Concluded)

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required to account for items and matters such as, but not limited to, the valuation of investments and derivatives in the absence of quoted market values, impairment of investments, accounting for derivative financial instruments, valuation of DAC, valuation of policy benefit liabilities, valuation of employee benefits plan obligation and the valuation of deferred tax assets or liabilities, net, and valuation of contingent consideration.  Actual results could differ from those estimates.

Summary of Significant Accounting Policies

Investments

Investments are reported as follows:

1.     The Company classifies the majority of its fixed maturity investments as available-for-sale which are recorded at fair value with the related net unrealized gain or loss, net of policyholder related amounts and deferred taxes, recorded in accumulated other comprehensive income (loss) (“AOCI”). Included in fixed maturities are perpetual debt investments which primarily consist of junior subordinated debt instruments that have no stated maturity date but pay fixed or floating interest in perpetuity. Also included in AOCI is net unrealized gain or loss resulting from foreign currency translations of fixed maturity investments denominated in foreign currencies.

Premiums and discounts are recognized as a component of net investment income using the effective interest method, realized gains and losses are included in net realized investment gains (losses) and declines in value determined to be other-than-temporary are included in total other-than-temporary losses.

The Company also classifies certain fixed maturity investments as held for trading. Assets in the held for trading category are carried at fair value with changes in fair value reported in net investment income.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

2.    Mortgage loans on real estate consist of domestic commercial collateralized loans and are carried at their unpaid principal balances adjusted for any unamortized premiums or discounts, origination fees and mortgage provision allowances. Interest income is accrued on the unpaid principal balance for all loans, except for loans on non-accrual status. Premiums, discounts and origination fees are amortized to net investment income using the effective interest method. Prepayment penalty fees are recognized in other realized investment gains upon receipt.

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

The adequacy of the Company’s mortgage provision allowance is reviewed quarterly. The determination of the calculation and the adequacy of the mortgage provision allowance and mortgage impairments involve judgments that incorporate qualitative and quantitative Company and industry mortgage performance data. Management’s periodic evaluation and assessment of the adequacy of the mortgage provision allowance and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the fair value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors. Loans included in the non-performing category and other loans with certain substandard credit quality indicators are individually reviewed to determine if a specific impairment is required. Risk is mitigated through first position collateralization, guarantees, loan covenants and borrower reporting requirements. Since the Company does not originate or hold uncollateralized mortgages, loans are generally not deemed fully uncollectable. Generally, unrecoverable amounts are written off during the final stage of the foreclosure process.

Loan balances are considered past due when payment has not been received based on contractually agreed upon terms. The accrual of interest is discontinued when concerns exist regarding the realization of loan principal or interest. The Company resumes interest accrual on loans when a loan returns to current status or under new terms when loans are restructured or modified.

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

In the normal course of its activities, the Company is involved with other entities that are considered variable interest entities (“VIE”). An entity would be determined to be a primary beneficiary, and thus consolidated when the entity has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. When the Company becomes involved with a VIE and when the nature of the Company’s involvement with the entity changes, in order to determine if the Company is the primary beneficiary and must consolidate the entity, it evaluates:

•	The structure and purpose of the entity;

•	The risks and rewards created by and shared through the entity and;

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

•	The entity’s participants’ ability to direct the activities, receive its benefits and absorb its losses.

The Company performs ongoing qualitative analyses of its involvement with VIEs to determine if consolidation is required.

4.    Policy loans are carried at their unpaid balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned. Policy loans are fully collateralized by the cash surrender value of the associated insurance policy.

5.    Short-term investments include securities purchased with investment intent and with initial maturities of one year or less and are generally carried at fair value which is approximated from amortized cost.

6.    The Company participates in a securities lending program in which the Company lends fixed maturity securities that are held as part of its general account investment portfolio to third parties.  The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.  The borrower can return and the Company can request the loaned securities at any time.  The Company maintains ownership of the securities at all times and is entitled to receive from the borrower any payments for interest received on such securities during the loan term.  Securities lending transactions are accounted for as secured borrowings.  The securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default.  The Company generally requires initial collateral in an amount greater than or equal to 102% of the fair value of domestic securities loaned and 105% of foreign securities loaned.  Such collateral is used to replace the securities loaned in event of default by the borrower. Acceptable collateral is generally defined as government securities, letters of credit and/or cash collateral.  Some cash collateral may be invested in short-term repurchase agreements which are also collateralized by U.S. Government or U.S. Government Agency securities. Non-cash collateral is not recognized as the Company does not have effective control.

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

Considerations used by the Company in the impairment evaluation process include, but are not limited to, the following:

•	The extent to which estimated fair value is below cost;

•	Whether the decline in fair value is attributable to specific adverse conditions affecting a particular instrument, its issuer, an industry or geographic area;

•	The length of time for which the estimated fair value has been below cost;

•	Downgrade of a fixed maturity investment by a credit rating agency;

•	Deterioration of the financial condition of the issuer;

•	The payment structure of the fixed maturity investment and the likelihood of the issuer being able to make payments in the future; and

•	Whether dividends have been reduced or eliminated or scheduled interest payments have not been made.

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

All derivatives, regardless of hedge accounting treatment, are recorded in other assets and other liabilities at fair value. Although some derivatives are executed under a master netting arrangement, the Company does not offset in the consolidated balance sheets the fair value of those derivative instruments and the related cash collateral or net derivative receivables and payables executed with the same counterparty under the same master netting arrangement. At inception of a derivative transaction, the hedge relationship and risk management objective is documented and the designation of the derivative is determined based on specific criteria of the transaction. Accounting for the ongoing changes in the fair value of a derivative depends on the intended use of the derivative. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in AOCI and are recognized in the consolidated income statements when the hedged item affects earnings. If the derivative is designated as a fair value hedge, the changes in its fair value and of the fair value of the hedged item attributable to the hedged risk are recognized in earnings in net investment income. Changes in the fair value of derivatives not qualifying for hedge accounting or where hedge accounting is not elected and the over effective portion of cash flow hedges are recognized in net investment income in the period of the change. Depending on whether the derivative instrument is designated a cash flow hedge or not qualifying for hedge accounting, the changes in fair value resulting from foreign currency translations are recorded in AOCI or net investment income, respectively. Termination of derivative contracts prior to expiration generally result in investment gains and losses. Fluctuations in interest rates, foreign currencies or equity markets may cause the Company to experience volatility in net income.

The Company uses forward settling TBA securities to gain exposure to the investment risk and return of agency mortgage-backed securities (pass-throughs). These transactions are utilized to enhance the return of the Company’s investment portfolio and are accounted for as derivative instruments not qualifying for hedge accounting. The Company purchases agency mortgage-backed TBAs yet does not always take physical delivery of a security but rather may roll the security into the next month. The Company generally takes physical delivery of a security before year end. Changes in fair value on open TBA transactions are recorded in net investment income while realized investment gains or losses are recorded once the Company cash settles or accepts physical delivery of a security.

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

Fair Value

Certain assets and liabilities are recorded at fair value on the Company’s consolidated balance sheets.  The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company categorizes its assets and liabilities measured at fair value on a recurring basis into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The Company’s assets and liabilities recorded at fair value on a recurring basis have been categorized based upon the following fair value hierarchy:

•
Level 1 inputs utilize observable, quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Financial assets and liabilities utilizing Level 1 inputs include certain money market funds.

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

•	U.S. states and their subdivisions - material event notices.

•	Short-term investments - valued based on amortized cost due to their short term nature and high credit quality of the issuers.

•	Derivative instruments - trading activity, swap curves, credit spreads, currency volatility, net present value of cash flows and news sources.

•
Separate account assets and liabilities - various index data and news sources, amortized cost (which approximates fair value), trading activity, swap curves, credit spreads, recovery rates, restructuring, net present value of cash flows and quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Common collective trusts - the net asset value based on the underlying trust investments.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

•	Corporate debt securities - unadjusted single broker quotes which may be in an illiquid market or otherwise deemed unobservable.

•	Asset-backed securities - internal models utilizing asset-backed securities index spreads.

•	Separate account assets - single broker quotes which may be in an illiquid market or otherwise deemed unobservable or net asset value per share of the underlying investments.

•	Defined benefit plan limited partnership investments - capital account or net asset value adjusted for other relevant information.

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

Internal pricing models may be used to value certain Level 3 securities. Internal model input assumptions may include: prepayment speeds, constant default rates and the Asset Backed Securities Index (“ABX Index”) spread adjusted by an internally calculated liquidity premium with the primary inputs being the constant default rate and the internally adjusted ABX Index spread. These models are recalibrated monthly by adjusting the inputs based on current public security market conditions and a monthly comparison to pricing vendor evaluations is performed and analyzed.

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

Book overdrafts occur when checks have been issued by the Company, but have not been presented to the Company’s disbursement bank accounts for payment. These bank accounts allow the Company to delay funding of the issued checks until they are presented for payment. This delay in funding results in a temporary source of financing. The activity related to book overdrafts is included in the financing activities in the consolidated statement of cash flows.  The book overdrafts, in the amounts of $1,788 and $13,840, are included in other liabilities at December 31, 2014 and 2013, respectively.

Internal use software

Purchased software costs, as well as certain internal and external costs incurred to develop internal use computer software during the application development stage, are capitalized and amortized using the straight-line method over the software’s estimated

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

useful life, ranging from five to seven years.  Capitalized internal use software development costs, net of accumulated amortization, in the amounts of $66,012 and $50,134, are included in other assets at December 31, 2014 and 2013, respectively.  The Company capitalized $31,473, $14,640 and $17,593 of internal use software development costs during the years ended December 31, 2014, 2013 and 2012, respectively.

DAC and VOBA

The Company incurs costs in connection with the acquisition of new and renewal insurance business. Costs that vary directly with and relate to the successful production of new business are deferred as DAC. These costs consist primarily of commissions, costs associated with the Company’s sales representatives and policy issuance and underwriting expenses related to the production of successfully acquired new business. A success factor is derived from actual contracts issued by the Company from requests for proposals or applications received and applied to the deferrable costs. The recoverability of such costs is dependent upon the future profitability of the related business. Recoverability testing is performed for current issue year products to determine if gross revenues are sufficient to cover DAC and expenses. At least annually, loss recognition testing is performed on aggregated blocks of business to adjust the DAC balance.

VOBA represents the estimated fair value of insurance or annuity contracts acquired either directly through the acquisition of another insurance company or through the acquisition of insurance or annuity contracts through assumption reinsurance transactions.

DAC and VOBA associated with the annuity products and flexible premium universal life insurance products are being amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits on an annual basis. DAC and VOBA associated with traditional life insurance are amortized over the premium-paying period of the related policies in proportion to premium revenues recognized. DAC and VOBA, for applicable products, are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI.

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

Other intangible assets represent the estimated fair value of the portion of the purchase price that was allocated to the value of customer relationships and non-competition intangible asset in various acquisitions.  These intangible assets have been assigned values using various methodologies, including present value of projected future cash flows, analysis of similar transactions that have occurred or could be expected to occur in the market and replacement or reproduction cost.  The initial valuations of these intangible assets were supported by an independent valuation study commissioned by the Company.  Other identified intangible assets with finite lives are amortized over their estimated useful lives, which initially ranged from two to 18 years (weighted average 15 years), primarily based on the cash flows generated by these assets.

Separate accounts

Separate account assets and related liabilities are carried at fair value in the accompanying consolidated balance sheets.  The Company issues variable annuity contracts and variable universal life contracts through separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder and therefore, are not included in the Company’s consolidated statements of income.
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

Future policy benefits liabilities

Life insurance and annuity future benefits liabilities with life contingencies in the amounts of $15,349,322 and $14,296,153 at December 31, 2014 and 2013, respectively, are computed on the basis of assumed investment yield, mortality, morbidity and expenses, including a margin for adverse deviation. These future policy benefits are calculated as the present value of future benefits (including dividends) and expenses less the present value of future net premiums. The assumptions used in calculating the future policy benefits generally vary by plan, year of issue and policy duration. Additionally, these future policy benefits are established for claims that have been incurred but not reported based on factors derived from past experience.

Annuity contract benefits liabilities without life contingencies in the amounts of $10,569,147 and $10,263,043 at December 31, 2014 and 2013, respectively, are established at the contract holder’s account value, which is equal to cumulative deposits and credited interest, less withdrawals and mortality and expense and/or administrative service charges. The Company’s general account also has some immediate annuities. Future benefits for immediate annuities without life contingent payouts are computed on the basis of assumed investment yield and expenses.

Minimum guarantees

The Company calculates additional reserve liabilities for certain variable annuity guaranteed death benefits. The additional reserve for such products recognizes the portion of contract assessments received to compensate the Company for death benefits. Reserves for annuity guaranteed minimum death benefits (“GMDB”) are determined by estimating the present value of expected benefits in excess of the projected account balance. Expected experience is based on a range of inputs and scenarios. The assumptions of investment performance and volatility are consistent with the historical experience of the appropriate underlying equity index, such as the Standard & Poor’s (“S&P”) 500 Index.

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

Policy benefits and policy and contract claims ceded to other insurance companies are carried as a reinsurance receivable in the accompanying consolidated balance sheets. Premiums, fee income and policyholder benefits are reported net of reinsurance ceded in the accompanying consolidated statements of income. The cost of reinsurance related to long duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

The Company strives to cede risks to highly rated, well-capitalized reinsurers. The Company monitors and evaluates the financial condition of reinsurers to minimize exposure to credit risk.

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

Participating life and annuity policy benefit liabilities were $6,804,898 and $6,754,435 at December 31, 2014 and 2013, respectively.  Participating business composed approximately 9% of the Company’s individual life insurance in-force at December 31, 2014 and 2013, and 21%, 32% and 20% of individual life insurance premium income for the years ended December 31, 2014, 2013 and 2012, respectively.  The policyholder’s share of net income on participating policies that cannot be distributed to the Company’s stockholder is excluded from stockholder’s equity and recorded as undistributed earnings on participating business in the consolidated balance sheet.

Revenue recognition

Life insurance premiums are recognized when due in premiums. Annuity contract premiums with life contingencies are recognized as received. Revenues for annuity and other contracts without significant life contingencies consist of contract charges for the cost of insurance and contract administration and surrender fees that have been assessed against the contract account balance during the period and are recognized when earned in fee income. Fees from assets under management, assets under administration, shareholder servicing, mortality and expense risk charges, administration and record-keeping services and investment advisory services are recognized when due in fee income.

Net investment income

Interest income from fixed maturities, mortgage loans on real estate and policy loans is recognized when earned.

Realized investment gains (losses)

Realized investment gains and losses are reported as a component of revenues and are determined on a specific identification basis. Realized investment gains and losses also result from the termination of derivative contracts prior to expiration that are not designated as hedges for accounting purposes and certain fair-value hedge relationships.

Benefits and expenses

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

Share-based compensation

Lifeco maintains the Great-West Lifeco Inc. Stock Option Plan (the “Lifeco plan”) that is accounted for as an equity award that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company. The Lifeco plan provides for granting of options with varying terms and vesting requirements with vesting commencing on the first anniversary of the grant, exercisable within 10 years from the date of grant. The Company uses the fair value method to recognize the cost of share-based employee compensation under the Lifeco plan.

The Company maintains a Performance Share Unit Plan (“PSU plan”) that is accounted for as a liability award for senior executives of the Company. Under the PSU plan, performance share units are granted to certain senior executives of the Company, having a value equal to the participants’ deferred incentive compensation for the period. The performance share units generally vest in their entirety at the end of the three years performance period based on continued service. The Company uses the fair value method to recognize the cost of share-based employee compensation under the PSU plan.

2.  Acquisition

Description of transaction

On August 29, 2014, the Company completed the acquisition of all of the voting equity interests in the J.P. Morgan Retirement Plan Services (“RPS”) large-market record-keeping business. This acquisition transformed the Company, together with Putnam Investments, LLC (“Putnam”), an affiliate of the Company, into the second largest provider based on the number of participants in the U.S. defined contribution market.

Allocation of purchase price

During the fourth quarter of 2014, the Company substantially completed its comprehensive evaluation of the fair value of the net assets acquired from RPS and the purchase price allocation. As a result, initial goodwill of $50,249 recognized upon the acquisition of RPS on August 29, 2014 in the Acquisition note to the September 30, 2014 condensed, consolidated interim unaudited financial statements has been adjusted in the fourth quarter of 2014, as a result of valuations received during the measurement period. Adjustments were made to the provisional amounts disclosed in the September 30, 2014 condensed, consolidated interim unaudited financial statements for the recognition and measurement of intangible assets, contingent consideration, accounts receivable, other assets, and accrued expenses and other liabilities.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The Company updated the previously reported allocation of purchase price as of September 30, 2014 for the measurement period adjustments that are reflected in the table below:

	As of September 30, 2014 (Unaudited)	Measurement Period Adjustment	As of December 31, 2014
Assets acquired and goodwill:
Goodwill (1)	$50,249	$(17,821)	$32,428
Other intangible assets (2)	—	16,291	16,291
Other assets
Fixed assets (3)	12,680	—	12,680
Accounts receivable (4)	24,050	105	24,155
Other (4)	1,224	(122)	1,102
Total other assets	37,954	(17)	37,937
Total assets acquired and goodwill	88,203	(1,547)	86,656

Liabilities assumed and contingent consideration:
Other liabilities
Accrued expenses and other (4)	26,108	772	26,880
Contingent consideration (5)	33,739	(1,530)	32,209
Total other liabilities	59,847	(758)	59,089
Total liabilities assumed and contingent consideration	$59,847	$(758)	$59,089

(1) Goodwill

Goodwill is calculated as the excess of the purchase price over the net assets recognized and represents the future economic benefits arising from other assets acquired and liabilities assumed that could not be individually identified (Level 3). Total goodwill resulting from the acquisition, in the amount of $32,428, is allocated to the Retirement Services segment. No portion of goodwill is expected to be deductible for tax purposes.

(2) Other Intangible Assets

Other intangible assets include customer relationships and non-competition intangible assets. The fair value of the customer relationships intangible asset was determined using the excess earnings method under the income approach (Level 3). This valuation method is based on first forecasting revenue for the existing customer base and then applying expected attrition rates. The operating cash flows are calculated by determining the cost required to generate revenue from the existing customer base. Key assumptions include projections of revenues generated from existing customers which includes an estimated rate of attrition, projections of operating expenses, and a discount rate of 14%.

The fair value of the non-competition intangible asset was determined using the with and without method under the income approach (Level 3). The premise associated with this valuation approach is that the value of an asset is represented by the differences in the subject business’ cash flows under scenarios where a) the asset is present and is used in operations; and b) the asset is absent and not used in operations. Such differences may arise due to additional revenue and/or cost savings associated with having the asset in place. Cash flow differentials are then discounted to present value to arrive at an estimate of fair value for the asset. Key assumptions include projected cash flows with the non-competition agreement in place, projected cash flows without the non-competition agreement in place, the expected time period under which the cash flow differences would occur, the probability of competition and success and a discount rate of 14%.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

(3) Fixed Assets

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

(5) Contingent consideration

In addition to the cash paid during 2014, the Company is obligated to make an additional earnout payment based on the retention of aggregated revenue, as defined in the Purchase and Sale Agreement, 24 months after the close date. As such, the remaining earnout payment is due on August 29, 2016. The potential undiscounted amount of the earnout payment that the Company could be required to make under the contingent consideration arrangement is between zero and $50,000. The fair value of the contingent consideration of $32,209 was estimated by a discounted cash flow model (Level 3) which calculates the present value of a probability-weighted earnout using a discount rate of 3%.

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

Revenues and earnings of the acquiree

From date of acquisition to December 31, 2014, RPS contributed $54,267 in revenue and $3,416 in net loss. These amounts are included in the consolidated statements of income for the year ended December 31, 2014.

Costs related to acquisition

The Company incurred $2,859 of acquisition costs for the year ended December 31, 2014. Such costs have been expensed as incurred and are included in general insurance expenses.

Pro-forma information

Supplementary pro-forma revenues and net earnings for the combined entity, as though the acquisition date for this business combination had been as of January 1, 2014, 2013 and 2012, respectively, have not been included as it is impracticable since historical records are not available.

3.  Application of Recent Accounting Pronouncements

Future adoption of new accounting pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-01 Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (“ASU No. 2014-01”). ASU No. 2014-01 permits reporting entities to make an accounting election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those pre-existing investments. ASU 2014-01 is effective for public business entities for annual periods and interim reporting periods within those annual periods,

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

beginning after December 15, 2014. The Company currently uses the effective yield method for its investments in qualified affordable housing projects. As such, the Company does not expect the adoption of this ASU to have a material effect on the Company’s financial position or results of operations.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40). The update will require management to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. If there is substantial doubt about the Company’s ability to continue as a going concern, the Company will be required to disclose that fact, along with managements’ evaluation of the effectiveness of its plan to alleviate that doubt. The update defines substantial doubt as when it is probable that the Company will be unable to meet its obligations as they become due within one year of the date the financial statements are issued. The assessment and disclosure requirements, if applicable, will be required quarterly. The update is effective for the annual period ending after December 15, 2016, and for interim and annual periods thereafter. The Company does not expect this update to have an impact on the Company’s financial statements.

In November 2014, the FASB issued ASU 2014-17, Pushdown Accounting (Topic 805). The update gives an acquired entity the option of applying pushdown accounting in its stand-alone financial statements when a change in control occurs. The update is effective immediately and will apply to business combinations executed by the Company after November 18, 2014.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (Topic 810). The update primarily amends the criteria used to evaluate whether certain variable interest entities should be consolidated. The update also modifies the criteria used to determine whether partnerships and similar entities are variable interest entities. The update is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted, including in the interim periods. The Company is currently evaluating the impact of this update on its financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

4.  Related Party Transactions

In the normal course of its business, the Company enters into reinsurance agreements with related parties. Included in the consolidated balance sheets are the following amounts related to reinsurance ceded to and assumed from related parties:

	December 31,
	2014	2013
Reinsurance receivable	$529,921	$502,471
Future policy benefits	1,812,077	1,887,182

Included in the consolidated statements of income are the following related party amounts:

	Year Ended December 31,
	2014	2013	2012
Premium income, net of related party premiums ceded of $13,901, $(30,114) and $18,112	$71,453	$137,785	$85,873
Life and other policy benefits, net of reinsurance recoveries of $4,594, $(536) and $12,562	209,102	216,809	215,880
Decrease in future policy benefits	(46,915)	(2,556)	(39,439)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

In the normal course of business the Company enters into agreements with related parties whereby it provides and/or receives record-keeping services, investment advisory services, and tax-related services, as well as corporate support services which include general and administrative services, information technology services, and marketing services. The following table presents revenue, expenses incurred and expense reimbursement from related parties for services provided and/or received pursuant to these service agreements. These amounts, in accordance with the terms of the contracts, are based upon market price, estimated costs incurred or resources expended as determined by number of policies, number of participants, certificates in-force, administered assets or other similar drivers.

		Year Ended December 31,			Financial statement line
Description	Related party	2014	2013	2012
Provides corporate support service	The Canada Life Assurance Company (“CLAC”) (1), Great-West Life Assurance Company (“Great-West Life”) (1), MAM Holding Inc. (1) and Putnam (2)	$(2,055)	$(1,971)	$(1,698)	General insurance expense
Receives corporate support services	CLAC (1), Great-West Life (1) and Putnam (2)	4,053	2,556	2,610	General insurance expense
Provides investment advisory and administrative services to U.S. branches of Lifeco insurance subsidiaries	CLAC (1) and Great-West Life (1)	1,803	2,586	2,929	Net investment income
Provides investment advisory and administrative services to Canadian subsidiaries of of Lifeco	CLAC (1), Great-West Life (1) and London Life Financial Corporation (“London Life”) (1)	3,912	4,487	4,841	Fee income
Provides record-keeping services	CLAC (1) and Putnam (2)	13,956	10,625	7,677	Fee income
Provides U.S. tax services	London Life (1), LRG (US) Inc. (1), Putnam (2), Thomas H. Lee Partners L.P. (1) and CLAC (1)	(402)	(361)	(352)	General insurance expense
Receives reimbursement from tax sharing indemnification related to state and local tax liabilities	Putnam (2)	7,506	—	—	Other revenue
		—	8,114	6,206	Fee income
Received internally developed internal use software	Putnam (2)	1,008	—	—	Other assets

(1) An indirect wholly-owned subsidiary of Lifeco
(2) A wholly-owned subsidiary of Lifeco U.S.

The following table summarizes amounts due from parent and affiliates:

			December 31,
Related party	Indebtedness	Due date	2014	2013
GWL&A Financial	On account	On demand	$32,572	$23,396
Lifeco U.S.	On account	On demand	13,369	64,786
Other related party receivables	On account	On demand	1,252	2,875
Total			$47,193	$91,057

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following table summarizes amounts due to parent and affiliates:

			December 31,
Related party	Indebtedness	Due date	2014	2013
GWL&A Financial (1)	Surplus note	November 2034	$194,446	$194,418
GWL&A Financial (2)	Surplus note	May 2046	333,400	333,400
GWL&A Financial	Note interest	May 2014	4,701	4,701
Putnam	On account	On demand	7,257	—
CLAC	On account	On demand	3,986	6,038
Great-West Life	On account	On demand	1,739	1,514
London Life	On account	On demand	1,737	1,722
Total			$547,266	$541,793

(1) A note payable to GWL&A Financial was issued as a surplus note on November 15, 2004, with a face amount of $195,000 and carrying amounts of $194,446 and $194,418 at December 31, 2014 and 2013, respectively.  The surplus note bears interest at the rate of 6.675% per annum, payable in arrears each May and November.  The note matures on November 14, 2034.
(2) A note payable to GWL&A Financial was issued as a surplus note on May 19, 2006, with a face amount and carrying amount of $333,400.  The surplus note bears interest initially at the rate of 7.203% per annum, payable in arrears each May and November until May 16, 2016.  After May 16, 2016, the surplus note bears an interest rate of 2.588% plus the then-current three-month London Interbank Offering Rate (“LIBOR”).  The surplus note is redeemable by the Company at the principal amount plus any accrued and unpaid interest after May 16, 2016.  The note matures on May 16, 2046.

Payments of principal and interest under the surplus notes shall be made only out of surplus funds of the Company and only with prior written approval of the Commissioner of Insurance of the State of Colorado when the Commissioner of Insurance is satisfied that the financial condition of the Company warrants such action pursuant to applicable Colorado law.  Payments of principal and interest on the surplus notes are payable only if at the time of such payment and after giving effect to the making thereof, the Company’s surplus would not fall below 2.5 times the authorized control level as required by the most recent risk-based capital calculations.

Interest expense attributable to these related party debt obligations was $37,059 for the years ended December 31, 2014, 2013 and 2012. Included in other liabilities on the consolidated balance sheets at December 31, 2014 and 2013 is $4,701 of interest payable attributable to these related party debt obligations.

The Company’s wholly owned subsidiary Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”) and CLAC are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,168,800 and renews annually until it expires on July 3, 2027.  The second letter of credit is for $70,000 and renews annually until it expires on December 31, 2017. At December 31, 2014 and 2013 there were no outstanding amounts related to the letters of credit.

Included within reinsurance receivable in the consolidated balance sheets are $522,180 and $495,140 of funds withheld assets as of December 31, 2014 and 2013, respectively.  CLAC pays the Company, on a quarterly basis, interest on the funds withheld balance at a rate of 4.55% per annum. The interest income, in the amount of $21,295, $20,876 and $19,382, is included in net investment income for the years ended December 31, 2014, 2013 and 2012, respectively.

A subsidiary of the Company, Great-West Capital Management, LLC, serves as a Registered Investment Advisor to Great-West Funds, Inc., an affiliated open-end management investment company, to several affiliated insurance company separate accounts and to Great-West Trust Company, LLC, an affiliated trust company. Great-West Trust Company, LLC, serves as trustee to several collective investment trusts.  Included in fee income on the consolidated statements of income are $126,726, $107,854 and $84,137 of advisory, management and trustee fee income from these affiliated entities for the years ended December 31, 2014, 2013 and 2012, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The Company’s separate accounts invest in shares of Great-West Funds, Inc. and Putnam Funds, which are affiliates of the Company and shares of other non-affiliated mutual funds and government and corporate bonds.  The Company’s separate accounts include mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company.  During the years ended December 31, 2014, 2013 and 2012, these purchases totaled $132,961, $198,107 and $131,593, respectively.  As the general account investment contracts are also included in the separate account balances in the accompanying consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $343,471 and $333,074 at December 31, 2014 and 2013, respectively, to eliminate these amounts in its consolidated balance sheets at those dates.

On January 1, 2013, the Company terminated its reinsurance agreement with its affiliate, CLAC, pursuant to which it had ceded certain participating life business on a coinsurance basis.

The Company recorded, at fair value, the following on January 1, 2013, in its consolidated balance sheet in connection with the termination of the reinsurance agreement:

Assets		Liabilities
Fixed maturities, available-for-sale	$44,104	Undistributed earnings on participating business	$4,781
Policy loans	6,468	Due to parent and affiliates	3,841
Reinsurance receivable	(42,297)
Investment income due and accrued	347
Total	$8,622	Total	$8,622

The Company recorded the following on January 1, 2013, in its consolidated statement of income in connection with the termination of the reinsurance agreement:

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

5.  Summary of Investments

The following tables summarize fixed maturity investments classified as available-for-sale and the non-credit-related component of OTTI in AOCI:

	December 31, 2014
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
Fixed maturities:	cost	gains	losses	and carrying value	included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$3,478,153	$70,597	$1,494	$3,547,256	$—
Obligations of U.S. states and their subdivisions	1,885,715	287,668	899	2,172,484	—
Foreign government securities	2,455	—	4	2,451	—
Corporate debt securities (2)	11,258,517	763,036	82,104	11,939,449	(2,228)
Asset-backed securities	1,263,089	149,152	13,702	1,398,539	(96,603)
Residential mortgage-backed securities	167,793	7,368	1,932	173,229	(185)
Commercial mortgage-backed securities	886,748	32,556	1,099	918,205	—
Collateralized debt obligations	10,674	—	209	10,465	—
Total fixed maturities	$18,953,144	$1,310,377	$101,443	$20,162,078	$(99,016)

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
(2) Includes perpetual debt investments with amortized cost of $157,742 and estimated fair value of $131,799.

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

See Note 8 for additional discussion regarding fair value measurements.

The amortized cost and estimated fair value of fixed maturity investments classified as available-for-sale, based on estimated cash flows, are shown in the table below.  Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014
	Amortized cost	Estimated fair value
Maturing in one year or less	$567,095	$595,521
Maturing after one year through five years	3,583,929	3,887,276
Maturing after five years through ten years	4,098,780	4,331,464
Maturing after ten years	5,203,246	5,636,566
Mortgage-backed and asset-backed securities	5,500,094	5,711,251
Total fixed maturities	$18,953,144	$20,162,078

Mortgage-backed (commercial and residential) and asset-backed securities include those issued by U.S. government and U.S. agencies.

The following table summarizes information regarding the sales of securities classified as available-for-sale:

	Year Ended December 31,
	2014	2013	2012
Proceeds from sales	$2,705,999	$2,518,568	$2,697,809
Gross realized gains from sales	47,852	71,758	113,984
Gross realized losses from sales	1,229	27,792	4,371

Included in net investment income are unrealized gains (losses) of $3,119, $(9,447) and $(634) on held for trading fixed maturity investments still held at December 31, 2014, 2013 and 2012, respectively.

Mortgage loans on real estate - The following table summarizes the carrying value of the mortgage loan portfolio by component:

	December 31, 2014	December 31, 2013
Principal	$3,356,374	$3,124,626
Unamortized premium (discount) and fees, net	10,086	12,519
Mortgage provision allowance	(2,890)	(2,890)
Total mortgage loans	$3,363,570	$3,134,255

The recorded investment of the mortgage loan portfolio categorized as performing was $3,366,460 and $3,137,145 as of December 31, 2014 and 2013, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following table summarizes activity in the mortgage provision allowance:

	Year Ended December 31,
	2014	2013	2012
	Commercial mortgages	Commercial mortgages	Commercial mortgages
Beginning balance	$2,890	$2,890	$21,130
Provision increases	—	273	1,067
Charge-off	—	(273)	(992)
Recovery	—	—	(75)
Provision decreases	—	—	(18,240)
Ending balance	$2,890	$2,890	$2,890

Allowance ending balance by basis of impairment method:
Collectively evaluated for impairment	$2,890	$2,890	$2,890

Recorded investment balance in the mortgage loan portfolio, gross of allowance, by basis of impairment method:	$3,366,460	$3,137,145	$2,884,648
Individually evaluated for impairment	12,986	13,906	14,970
Collectively evaluated for impairment	3,353,474	3,123,239	2,869,678

Limited partnership and other corporation interests - At December 31, 2014 and 2013, the Company had $49,421 and $79,236, respectively, invested in limited partnership and other corporation interests.  Included in limited partnership interests are investments in low-income housing partnerships (“LIHLP”) that qualify for federal and state tax credits and ownership interests in pooled investment funds.

The Company has determined each investment in LIHLP to be considered a VIE but consolidation was not required because the Company has no power through voting rights or similar rights to direct the activities that most significantly impact the entities’ economic performance. As a 99% limited partner in various upper-tier LIHLPs, the Company expects to receive the tax credits allocated to the partnership and operating losses from depreciation and interest expense.  The general partner is most closely involved in the development and management of the LIHLP project and has a small ownership of the partnership.

The carrying value and maximum exposure to loss in relation to the activities of the VIEs was $7,464 and $31,563 at December 31, 2014 and 2013, respectively.

Special deposits and securities lending - The Company had securities on deposit with government authorities as required by certain insurance laws with fair values of $14,612 and $14,072 at December 31, 2014 and 2013, respectively.

The Company participates in a securities lending program whereby securities are loaned to third parties.  Securities with a cost or amortized cost of $15,252 and $28,178 and estimated fair values of $15,423 and $27,166 were on loan under the program at December 31, 2014 and 2013, respectively.  The Company received cash of $13,741 and $18,534 and securities with a fair value of $2,131 and $9,424 as collateral at December 31, 2014 and 2013, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

Unrealized losses on fixed maturity investments classified as available-for-sale - The following tables summarize unrealized investment losses, including the non-credit-related portion of OTTI losses reported in AOCI, by class of investment:

	December 31, 2014
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$566,335	$503	$74,322	$991	$640,657	$1,494
Obligations of U.S. states and their subdivisions	18,280	218	41,064	681	59,344	899
Foreign government securities	2,451	4	—	—	2,451	4
Corporate debt securities	836,263	16,775	764,528	65,329	1,600,791	82,104
Asset-backed securities	88,312	849	200,072	12,853	288,384	13,702
Residential mortgage-backed securities	4,663	11	24,052	1,921	28,715	1,932
Commercial mortgage-backed securities	35,015	127	57,333	972	92,348	1,099
Collateralized debt obligations	10,465	209	—	—	10,465	209
Total fixed maturities	$1,561,784	$18,696	$1,161,371	$82,747	$2,723,155	$101,443
Total number of securities in an unrealized loss position		134		153		287

	December 31, 2013
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$2,399,373	$23,156	$5,192	$217	$2,404,565	$23,373
Obligations of U.S. states and their subdivisions	214,979	16,713	837	239	215,816	16,952
Foreign government securities	2,603	14	—	—	2,603	14
Corporate debt securities	2,632,093	144,367	511,376	79,165	3,143,469	223,532
Asset-backed securities	305,377	12,763	305,740	16,387	611,117	29,150
Residential mortgage-backed securities	32,131	3,454	1,011	19	33,142	3,473
Commercial mortgage-backed securities	177,395	6,703	48,825	4,812	226,220	11,515
Collateralized debt obligations	—	—	12,356	213	12,356	213
Total fixed maturities	$5,763,951	$207,170	$885,337	$101,052	$6,649,288	$308,222
Total number of securities in an unrealized loss position		458		109		567

Fixed maturity investments - Total unrealized losses and OTTI decreased by $206,779, or 67%, from December 31, 2013 to December 31, 2014.  The majority, or $188,474, of the decrease was in the less than twelve months category. The decrease in unrealized losses was across all asset classes and reflects lower interest rates at December 31, 2014 compared to December 31, 2013.

Total unrealized losses greater than twelve months decreased by $18,305 from December 31, 2013 to December 31, 2014.  Corporate debt securities account for 79%, or $65,329, of the unrealized losses and OTTI greater than twelve months at December 31, 2014. Non-investment grade corporate debt securities account for $9,921 of the unrealized losses and OTTI greater than twelve months and $8,899 of the losses are on perpetual debt investments issued by investment grade rated banks in the United Kingdom. Management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

Asset-backed securities account for 16% of the unrealized losses and OTTI greater than twelve months at December 31, 2014.  The present value of the cash flows expected to be collected is not less than amortized cost and management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Other-than-temporary impairment recognition - The OTTI on fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in realized investment gains (losses) is summarized as follows:

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$167,961	$167,788	$186,999
Additions:
Initial impairments - credit loss on securities not previously impaired	—	—	4,429
Credit loss recognized on securities previously impaired	—	173	—
Reductions:
Due to sales, maturities, or payoffs during the period	(646)	—	(23,640)
Due to increases in cash flows expected to be collected that are recognized over the remaining life of the security	(47,783)	—	—
Ending balance	$119,532	$167,961	$167,788

Net Investment Income

The following table summarizes net investment income:

	Year Ended December 31,
	2014	2013	2012
Investment income:
Fixed maturity and short-term investments	$816,907	$766,367	$808,215
Mortgage loans on real estate	149,497	147,944	138,411
Policy loans	207,013	206,718	213,300
Limited partnership interests	9,128	9,131	7,566
Net interest on funds withheld balances under reinsurance agreements, related party	21,295	20,876	19,382
Derivative instruments (1)	39,533	(44,610)	16,008
Other	5,008	3,321	5,222
	1,248,381	1,109,747	1,208,104
Investment expenses	(19,993)	(18,358)	(16,553)
Net investment income	$1,228,388	$1,091,389	$1,191,551

(1) Includes gains (losses) on the hedged asset for fair value hedges.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

Realized Investment Gains (Losses)

The following table summarizes realized investment gains (losses):

	Year Ended December 31,
	2014	2013	2012
Realized investment gains (losses):
Fixed maturity and short-term investments	$54,219	$37,312	$105,675
Derivative instruments	90,504	(62,077)	(10,221)
Mortgage loans on real estate	6,857	10,895	21,471
Other	(4,209)	(266)	(208)
Realized investment gains (losses)	$147,371	$(14,136)	$116,717

Included in net investment income and realized investment gains (losses) are amounts allocable to the participating fund account.  This allocation is based upon the activity in a specific block of investments that are segmented for the benefit of the participating fund account.

6.  Derivative Financial Instruments

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

The ISDA master agreements contain provisions that would allow the counterparties to require immediate settlement of all derivative instruments in a net liability position if the Company were to default on any debt obligations over a certain threshold.  The MSFTA contain provisions which do not stipulate a threshold for default and only apply to debt obligations between the Company and the specific counterparty. The aggregate fair value, inclusive of accrued income and expense, of derivative instruments with credit-risk-related contingent features that were in a net liability position was $141,653 and $167,743 as of December 31, 2014 and 2013, respectively.  The Company had pledged collateral related to these derivatives of $106,110 and $143,540 as of December 31, 2014 and 2013, respectively, in the normal course of business.  If the credit-risk-related contingent features were triggered on December 31, 2014, the fair value of assets that could be required to settle the derivatives in a net liability position was $35,543.

At December 31, 2014 and 2013, the Company had pledged $106,110 and $143,710, respectively, of unrestricted cash collateral to counterparties in the normal course of business.

At December 31, 2014, the Company estimated $8,500 of net derivative gains related to cash flow hedges included in AOCI will be reclassified into net income within the next twelve months. Gains and losses included in AOCI are reclassified into net income when the hedged item affects earnings.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following tables summarize derivative financial instruments:

	December 31, 2014
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value (1)	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$184,200	$17,746	$17,746	$—
Cross-currency swaps	174,245	2,322	5,143	2,821
Total cash flow hedges	358,445	20,068	22,889	2,821

Fair value hedges:
Interest rate swaps	78,000	1,506	1,637	131
Total fair value hedges	78,000	1,506	1,637	131

Total derivatives designated as hedges	436,445	21,574	24,526	2,952

Derivatives not designated as hedges:
Interest rate swaps	128,100	4,402	6,246	1,844
Futures on equity indices	5,505	—	—	—
Interest rate futures	17,958	—	—	—
Interest rate swaptions	293,964	271	271	—
Cross-currency swaps	662,935	(127,230)	4,561	131,791
Total derivatives not designated as hedges	1,108,462	(122,557)	11,078	133,635
Total derivative financial instruments	$1,544,907	$(100,983)	$35,604	$136,587

(1) The estimated fair value excludes accrued income and expense. The estimated fair value of all derivatives in an asset position is reported within other assets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the consolidated balance sheets.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

	December 31, 2013
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value (1)	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$184,200	$13,829	$13,829	$—
Cross-currency swaps	102,545	(7,843)	—	7,843
Total cash flow hedges	286,745	5,986	13,829	7,843

Fair value hedges:
Interest rate swaps	78,000	4,951	5,098	147
Total fair value hedges	78,000	4,951	5,098	147

Total derivatives designated as hedges	364,745	10,937	18,927	7,990

Derivatives not designated as hedges:
Interest rate swaps	55,600	(2,038)	1,454	3,492
Futures on equity indices	3,483	—	—	—
Interest rate futures	16,233	—	—	—
Interest rate swaptions	494,774	1,176	1,176	—
Cross-currency swaps	557,676	(154,340)	1,921	156,261
Total derivatives not designated as hedges	1,127,766	(155,202)	4,551	159,753
Total derivative financial instruments	$1,492,511	$(144,265)	$23,478	$167,743

(1) The estimated fair value excludes accrued income and expense. The estimated fair value of all derivatives in an asset position is reported within other assets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the consolidated balance sheets.

Notional amounts are used to express the extent of the Company’s involvement in derivative transactions and represent a standard measurement of the volume of its derivative activity.  Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received. The average notional outstanding during the year ended December 31, 2014 was $340,262, $732,581, $21,702, $407,552, and $4,217,408 for interest rate swaps, cross-currency swaps, futures, swaptions and other forward contracts, respectively. The average notional outstanding during the year ended December 31, 2013 was $351,579, $608,787, $46,564, $606,374, and $3,543,173 for interest rate swaps, cross-currency swaps, futures, swaptions and other forward contracts, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following tables present the effect of derivative instruments in the consolidated statement of income reported by cash flow hedges, fair value hedges and economic hedges:

	Gain (loss) recognized in OCI on derivatives (Effective portion)			Gain (loss) reclassified from OCI into net income (Effective portion)
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Cash flow hedges:
Interest rate swaps	$9,096	$(12,285)	$5,220	$7,462	$5,067	$2,856	(A)
Cross-currency swaps	11,041	15,387	(24,101)	1,030	—	—	(A)
Cross-currency swaps	—	—	—	(154)	—	—	(B)
Interest rate futures	—	—	—	70	63	63	(A)
Total cash flow hedges	$20,137	$3,102	$(18,881)	$8,408	$5,130	$2,919

(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

	Gain (loss) on derivatives recognized in net income				Gain (loss) on hedged assets recognized in net income
	Year Ended December 31,				Year Ended December 31,
	2014	2013	2012		2014	2013	2012
Fair value hedges:
Interest rate swaps	$(3,444)	$6,342	$(380)	(A)	$—	$—	$—
Interest rate swaps	—	1,909	—	(B)	—	—	—
Items hedged in interest rate swaps	—	—	—		3,439	(5,308)	380	(A)
Items hedged in interest rate swaps	—	—	—		—	(2,943)	—	(B)
Total fair value hedges (1)	$(3,444)	$8,251	$(380)		$3,439	$(8,251)	$380

(1) Hedge ineffectiveness of ($5), zero and zero was recognized during the year ended December 31, 2014, 2013 and 2012, respectively.
(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

	Gain (loss) on derivatives recognized in net income
	Year Ended December 31,
	2014		2013		2012
Derivatives not designated as hedging instruments:
Futures on equity indices	$(41)	(A)	$(97)	(A)	$2	(A)
Futures on equity indices	(534)	(B)	(3,396)	(B)	(774)	(B)
Interest rate swaps	6,508	(A)	(3,668)	(A)	8,620	(A)
Interest rate swaps	—	(B)	(622)	(B)	(4,979)	(B)
Interest rate futures	(51)	(A)	(458)	(A)	164	(A)
Interest rate futures	305	(B)	303	(B)	(2,641)	(B)
Interest rate swaptions	2,424	(A)	3,241	(A)	862	(A)
Interest rate swaptions	(3,578)	(B)	(2,828)	(B)	(1,827)	(B)
Other forward contracts	94,465	(B)	(57,442)	(B)	—	(B)
Cross-currency swaps	24,588	(A)	(50,111)	(A)	—	(A)
Total derivatives not designated as hedging instruments	$124,086		$(115,078)		$(573)

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

	December 31, 2014
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments:	recognized assets/liabilities (1)	instruments	received/(pledged)	fair value
Derivative instruments (assets) (2)	$32,895	$(32,595)	$279	$21
Derivative instruments (liabilities) (3)	140,655	(32,595)	(105,929)	2,131

	December 31, 2013
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments:	recognized assets/liabilities (1)	instruments	received/(pledged)	fair value
Derivative instruments (assets) (2)	$25,250	$(25,023)	$—	$227
Derivative instruments (liabilities) (3)	171,387	(25,023)	(143,540)	2,824

(1) The gross fair value of derivative instruments are not netted against offsetting liabilities for presentation on the consolidated balance sheets.
(2) The estimated fair value of derivative instrument assets is reported in other assets in the consolidated balance sheets. Derivative transactions entered into under ISDA master agreements include income and expense accruals.
(3) The estimated fair value of derivative instrument liabilities is reported in other liabilities in the consolidated balance sheets. Derivative transactions entered into under ISDA master agreements include income and expense accruals.

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

8.  Fair Value Measurements

Recurring fair value measurements

The following tables present the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy category:

	Assets and liabilities measured at fair value on a recurring basis
	December 31, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$3,547,256	$—	$3,547,256
Obligations of U.S. states and their subdivisions	—	2,172,484	—	2,172,484
Foreign government securities	—	2,451	—	2,451
Corporate debt securities	—	11,933,607	5,842	11,939,449
Asset-backed securities	—	1,398,503	36	1,398,539
Residential mortgage-backed securities	—	173,229	—	173,229
Commercial mortgage-backed securities	—	918,205	—	918,205
Collateralized debt obligations	—	10,465	—	10,465
Total fixed maturities available-for-sale	—	20,156,200	5,878	20,162,078
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	—	279,602	—	279,602
Corporate debt securities	—	57,850	—	57,850
Commercial mortgage-backed securities	—	1,091	—	1,091
Total fixed maturities held for trading	—	338,543	—	338,543
Short-term investments	156,935	106,566	—	263,501
Collateral under securities lending agreements	13,741	—	—	13,741
Collateral under derivative counterparty collateral agreements	106,901	—	—	106,901
Derivative instruments designated as hedges:
Interest rate swaps	—	19,383	—	19,383
Cross-currency swaps	—	5,143	—	5,143
Derivative instruments not designated as hedges:
Interest rate swaps	—	6,246	—	6,246
Interest rate swaptions	—	271	—	271
Cross-currency swaps	—	4,561	—	4,561
Total derivative instruments	—	35,604	—	35,604
Separate account assets	16,146,057	11,572,787		27,718,844
Total assets	$16,423,634	$32,209,700	$5,878	$48,639,212

Liabilities
Payable under securities lending agreements	$13,741	$—	$—	$13,741
Collateral under derivative counterparty collateral agreements	791	—	—	791
Derivative instruments designated as hedges:
Interest rate swaps	—	131	—	131
Cross-currency swaps	—	2,821	—	2,821
Derivative instruments not designated as hedges:
Interest rate swaps	—	1,844	—	1,844
Cross-currency swaps	—	131,791	—	131,791
Total derivative instruments	—	136,587	—	136,587
Separate account liabilities (1)	15	217,712	—	217,727
Total liabilities	$14,547	$354,299	$—	$368,846

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The methods and assumptions used to estimate the fair value of the Company’s financial assets and liabilities carried at fair value on a recurring basis are as follows:

Fixed maturity investments

The fair values for fixed maturity investments are based upon market prices from independent pricing services.  In cases where market prices are not readily available, fair values are estimated by the Company. To determine estimated fair value for these instruments, the Company generally utilizes discounted cash flow models with market observable pricing inputs such as spreads, average life and credit quality. Fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities
	Year Ended December 31, 2014
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized
	debt securities	securities	debt obligations	Total
Balances, January 1, 2014	$6,652	$252,958	$32	$259,642
Realized and unrealized gains (losses) included in:
Net Income	—	—	(17)	(17)
Other comprehensive income (loss)	(178)	—	(15)	(193)
Settlements	(632)	(19)	—	(651)
Transfers out of Level 3 (1)	—	(252,903)	—	(252,903)
Balances, December 31, 2014	$5,842	$36	$—	$5,878
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at December 31, 2014	$—	$—	$—	$—

(1) Transfers out of Level 3 are due primarily to increased observability of inputs in valuation methodologies as evidenced by corroboration of market prices with multiple pricing vendors and internal models.

	Recurring Level 3 financial assets and liabilities
	Year Ended December 31, 2013
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized
	debt securities	securities	debt obligations	Total
Balances, January 1, 2013	$1,822	$265,538	$32	$267,392
Realized and unrealized gains (losses) included in:
Other comprehensive income (loss)	(240)	34,766	—	34,526
Settlements	(762)	(47,346)	—	(48,108)
Transfers into Level 3 (1)	5,832	—	—	5,832
Balances, December 31, 2013	$6,652	$252,958	$32	$259,642
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at December 31, 2013	$—	$—	$—	$—

(1) Transfers into Level 3 are due primarily to decreased observability of inputs in valuation methodologies.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

	Recurring Level 3 financial assets and liabilities
	Year Ended December 31, 2012
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized	Separate
	debt securities	securities	debt obligations	accounts	Total
January 1, 2012	$36,496	$279,021	$22	$2,118	$317,657
Realized and unrealized gains (losses) included in:
Net income	(66)	—	—	(3,692)	(3,758)
Other comprehensive income (loss)	102	33,346	11	3,604	37,063
Sales	(1,598)	—	—	(1,997)	(3,595)
Settlements	(874)	(41,809)	(1)	(33)	(42,717)
Transfers out of Level 3 (1)	(32,238)	(5,020)	—	—	(37,258)
Balances, December 31, 2012	$1,822	$265,538	$32	$—	$267,392
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at December 31, 2012	$—	$—	$—	$—	$—

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

Non-recurring fair value measurements - Certain assets are measured at estimated fair value on a non-recurring basis and are not included in the tables above. The Company held $9,242 and zero of adjusted cost basis limited partnership interests which were impaired at December 31, 2014 and 2013, respectively, based on the fair value disclosed in the limited partnership financial statements. These limited partnership interests were recorded at estimated fair value and represent a non-recurring fair value measurement. The estimated fair value was categorized as Level 3.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

Fair value of financial instruments

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value on a recurring basis:

	December 31, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets
Mortgage loans on real estate	$3,363,570	$3,558,111	$3,134,255	$3,197,292
Policy loans	4,130,062	4,130,062	4,185,472	4,185,472
Limited partnership interests	38,796	41,853	44,551	42,433
Other investments	15,614	43,263	16,643	42,814

Liabilities
Annuity contract benefits without life contingencies	$10,569,147	$10,563,477	$10,263,043	$9,986,464
Policyholders’ funds	335,484	335,484	345,689	345,689
Commercial paper	98,589	98,589	98,990	98,990
Notes payable	532,547	564,904	532,519	541,918

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

Policy loans

Policy loans are funds provided to policyholders in return for a claim on the policy. The funds provided are limited to the cash surrender value of the underlying policy. The nature of policy loans is to have a negligible default risk as the loans are fully collateralized by the value of the policy. Policy loans do not have a stated maturity and the balances and accrued interest are repaid either by the policyholder or with proceeds from the policy. Due to the collateralized nature of policy loans and unpredictable timing of repayments, the Company believes the fair value of policy loans approximates their carrying value.  The estimated fair value is classified as Level 2.

Limited partnership interests

Limited partnership interests, accounted for using the cost method, represent the Company’s minor ownership interests in pooled investment funds.  These funds employ varying investment strategies that principally make private equity investments across diverse industries and geographical focuses.  The estimated fair value was determined using the partnership financial statement reported capital account or net asset value adjusted for other relevant information which may impact the exit value of the investments.  Distributions by these investments are generated from investment gains, from operating income generated by the underlying investments of the funds and from liquidation of the underlying assets of the funds which are estimated to be liquidated over the next 1 to 10 years.  The estimated fair value was classified as Level 3.

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

9. Minimum Guarantees

The Company calculates additional reserve liabilities for GMDB. The following assumptions and methodology were used to determine GMDB additional reserves at December 31, 2014 and 2013.

Area	Assumptions/Basis for Assumptions
Data Used	Based on 1,050 investment performance scenarios
Mean Investment Performance	Investment performance modeled in 3 classes: Regular Equity - 10% Aggressive Equity - 12% Fixed, Bond, Money Market Fund: level 3%
Volatility	Volatility modeled in 3 classes: Regular Equity - 23% Aggressive Equity - 33% Fixed, Bond, Money Market Fund: None
Mortality	Based on the 1994 VA MGDB Mortality Table
Lapse Rates	Lapse Rates vary by duration and surrender charge
Discount Rates	5%

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The separate account liabilities subject to the requirements for additional reserve liabilities for GMDB, net amount at risk, net of reinsurance, and the weighted average attained age of contract owners for GMDB at December 31, 2014 and 2013, were as follows:

GMDB
December 31, 2014
Separate account liability	$60,388
Net amount at risk, net of reinsurance	$30,095
Weighted average attained age	69

December 31, 2013
Separate account liability	$61,140
Net amount at risk, net of reinsurance	$32,032
Weighted average attained age	69

The paid and incurred amounts for GMDB for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
Additional liability balance:
Balances, January 1,	$5,993	$6,928	$7,954
Incurred guaranteed benefits	305	(135)	(613)
Paid guaranteed benefits	(732)	(800)	(413)
Balances, December 31,	$5,566	$5,993	$6,928

The aggregate fair value of equity securities supporting separate accounts with GMDB were $60,368 and $61,137 at December 31, 2014 and 2013, respectively.

10. Reinsurance

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

Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. The failure of reinsurers to honor their obligations could result in losses to the Company.  The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.  At December 31, 2014 and 2013, the reinsurance receivables had carrying values in the amounts of $611,270 and $588,533, respectively.  Included in these amounts are $529,921 and $502,471 at December 31, 2014 and 2013, respectively, associated with reinsurance agreements with a related party.  At December 31, 2014 and 2013, 87% and 85%, respectively, of the total reinsurance receivable was due from CLAC, a related party.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following tables summarize life insurance in-force and total premium income at and for the year ended December 31, 2014:

	Life insurance in-force
	Individual	Group	Total
Written and earned direct	$52,836,475	$41,268,214	$94,104,689
Reinsurance ceded	(9,773,885)	—	(9,773,885)
Reinsurance assumed	61,911,865	—	61,911,865
Net	$104,974,455	$41,268,214	$146,242,669
Percentage of amount assumed to net	59%	—%	42%

	Premium income
	Life insurance	Annuities	Total
Written and earned direct	$360,959	$1,255	$362,214
Reinsurance ceded	(45,925)	(95)	(46,020)
Reinsurance assumed	130,201	—	130,201
Net	$445,235	$1,160	$446,395

The following tables summarize life insurance in-force and total premium income at and for the year ended December 31, 2013:

	Life insurance in-force
	Individual	Group	Total
Written and earned direct	$51,660,487	$40,520,417	$92,180,904
Reinsurance ceded	(9,512,583)	—	(9,512,583)
Reinsurance assumed	66,209,732	—	66,209,732
Net	$108,357,636	$40,520,417	$148,878,053
Percentage of amount assumed to net	61%	—%	44%

	Premium income
	Life insurance	Annuities	Total
Written and earned direct	$315,100	$4,000	$319,100
Reinsurance ceded	(1,338)	(88)	(1,426)
Reinsurance assumed	146,419	—	146,419
Net	$460,181	$3,912	$464,093

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following table summarizes total premium income for the year ended December 31, 2012:

	Premium income
	Life insurance	Annuities	Total
Written and earned direct	$323,236	$3,712	$326,948
Reinsurance ceded	(53,950)	3,648	(50,302)
Reinsurance assumed	145,507	—	145,507
Net	$414,793	$7,360	$422,153

Reinsurance recoveries for life and other policy benefits were $23,965, $34,716 and $46,492 for the years ended December 31, 2014, 2013 and 2012, respectively.

11.  Deferred Acquisition Costs and Value of Business Acquired

The following table summarizes activity in DAC and VOBA:

	DAC	VOBA	Total
Balances, January 1, 2012	$177,781	$42,052	$219,833
Capitalized additions	94,826	—	94,826
Amortization and writedowns	(51,434)	(9,045)	(60,479)
Unrealized investment (gains) losses	(48,757)	(962)	(49,719)
Balances, December 31, 2012	172,416	32,045	204,461
Correction to Balance, January 1, 2013	45,058	—	45,058
Capitalized additions	80,486	—	80,486
Amortization and writedowns	(55,490)	(4,155)	(59,645)
Unrealized investment (gains) losses	71,601	1,327	72,928
Balances, December 31, 2013	314,071	29,217	343,288
Capitalized additions	110,315	—	110,315
Amortization and writedowns	(41,045)	(3,801)	(44,846)
Unrealized investment (gains) losses	(29,933)	(130)	(30,063)
Balances, December 31, 2014	$353,408	$25,286	$378,694

The estimated future amortization of VOBA for the years ended December 31, 2015 through December 31, 2019 is approximately $3,900 per annum.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

12.  Goodwill and Other Intangible Assets

The balance of goodwill, all of which is within the Retirement Services segment, is as follows:

	Goodwill
	2014	2013
Balances, January 1	$105,255	$105,255
Acquisitions (1)	32,428	—
Balances, December 31	$137,683	$105,255

(1) During 2014, the Company acquired goodwill of $32,428 from the acquisition of RPS. See Note 2 for additional discussion regarding the acquisition.

The following tables summarize other intangible assets, all of which are within the Retirement Services segment:

	December 31, 2014
	Gross carrying	Accumulated
	amount	amortization	Net book value
Customer relationships (1)	$51,280	$(24,481)	$26,799
Non-competition (1)	1,325	(209)	1,116
Total	$52,605	$(24,690)	$27,915

	December 31, 2013
	Gross carrying	Accumulated
	amount	amortization	Net book value
Customer relationships	$36,314	$(21,159)	$15,155

(1) During 2014, the Company acquired $14,966 and $1,325 of customer relationship and non-competition intangible assets, respectively, from the acquisition of RPS. See Note 2 for additional discussion regarding the acquisition.

Amortization expense for other intangible assets included in general insurance expenses was $3,531, $3,094 and $3,606 for the years ended December 31, 2014, 2013 and 2012, respectively.  Except for goodwill, the Company has no intangible assets with indefinite lives.  The Company did not incur costs to renew or extend the term of acquired intangible assets during the year ended December 31, 2014.

The estimated future amortization of other intangible assets using current assumptions, which are subject to change, for the years ended December 31, 2015 through December 31, 2019 is approximately $3,200 per annum.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

13.  Commercial Paper

The Company maintains a commercial paper program that is partially supported by a $50,000 corporate credit facility.

The following table provides information regarding the Company’s commercial paper program:

	December 31,
	2014	2013
Face value	$98,589	$98,990

Carrying value	98,589	98,990
Effective interest rate	0.2%	0.2% - 0.3%
Maturity range (days)	7 - 27	2 - 22

14.  Stockholder’s Equity and Dividend Restrictions

At December 31, 2014 and 2013, the Company had 50,000,000 shares of $1 par value preferred stock authorized, none of which was issued or outstanding at either date.  In addition, the Company has 50,000,000 shares of $1 par value common stock authorized, 7,032,000 of which were issued and outstanding at both December 31, 2014 and 2013.

The Company’s net income and capital and surplus, as determined in accordance with statutory accounting principles and practices as prescribed by the National Association of Insurance Commissioners (“NAIC”), is as follows:

	Year Ended December 31,				December 31,
	2014	2013	2012		2014	2013
Net income	$134,091	$175,292	$147,741	Capital and surplus	$1,000,938	$1,200,609

Regulatory compliance is determined by a ratio of a company’s total adjusted capital (“TAC”) to its authorized control level risk-based capital (“ACL”), as determined in accordance with statutory accounting principles and practices as prescribed by the NAIC.  Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is 200% of ACL.  The Company’s risk-based capital ratio was in excess of the required amount as of December 31, 2014.

Dividends are paid as determined by the Board of Directors, subject to restrictions as discussed below.  During the years ended December 31, 2014, 2013 and 2012, the Company paid dividends in the amounts of $316,401, $102,436 and $184,401, respectively, to its parent company, GWL&A Financial.

As an insurance company domiciled in the State of Colorado, the Company is required to maintain a minimum of $2,000 of capital and surplus. In addition, the maximum amount of dividends which can be paid to stockholders by insurance companies domiciled in the State of Colorado, without prior approval of the Insurance Commissioner, is subject to restrictions relating to statutory capital and surplus and statutory net gain from operations. As filed with the Colorado Division of Insurance, the statutory capital and surplus and net gain from operations at and for the year ended December 31, 2014 were $1,000,938 and $209,163, respectively.  Based on the as filed amounts, the Company may pay an amount less than $209,163 of dividends during the year ended December 31, 2015 without the prior approval of the Colorado Insurance Commissioner.  Prior to any payments of dividends, the Company seeks approval from the Colorado Insurance Commissioner.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

15. Other Comprehensive Income

The following tables present the accumulated balances for each classification of other comprehensive income (loss):

	Year Ended December 31, 2014
	Unrealized holding gains / losses arising on fixed maturities, available-for-sale	Unrealized holding gains / losses arising on cash flow hedged	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2014	$434,023	$25,517	$(70,000)	$(43,786)	$345,754
Other comprehensive income (loss) before reclassifications	381,198	13,089	(38,194)	(67,380)	288,713
Amounts reclassified from AOCI	(31,038)	(5,465)	—	5,054	(31,449)
Net current period other comprehensive income (loss)	350,160	7,624	(38,194)	(62,326)	257,264
Balances, December 31, 2014	$784,183	$33,141	$(108,194)	$(106,112)	$603,018

	Year Ended December 31, 2013
	Unrealized holding gains / losses arising on fixed maturities, available-for-sale	Unrealized holding gains / losses arising on cash flow hedged	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2013	$927,678	$24,962	$(194,147)	$(122,794)	$635,699
Other comprehensive income (loss) before reclassifications	(467,178)	2,016	124,147	68,422	(272,593)
Amounts reclassified from AOCI	(26,477)	(1,461)	—	10,586	(17,352)
Net current period other comprehensive income (loss)	(493,655)	555	124,147	79,008	(289,945)
Balances, December 31, 2013	$434,023	$25,517	$(70,000)	$(43,786)	$345,754

	Year Ended December 31, 2012
	Unrealized holding gains / losses arising on fixed maturities, available-for-sale	Unrealized holding gains / losses arising on cash flow hedged	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2012	$646,805	$41,003	$(139,655)	$(78,171)	$469,982
Other comprehensive income (loss) before reclassifications	347,118	(12,273)	(54,492)	(50,771)	229,582
Amounts reclassified from AOCI	(66,245)	(3,768)	—	6,148	(63,865)
Net current period other comprehensive income (loss)	280,873	(16,041)	(54,492)	(44,623)	165,717
Balances, December 31, 2012	$927,678	$24,962	$(194,147)	$(122,794)	$635,699

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

 The following tables present the composition of other comprehensive income (loss):

	Year Ended December 31, 2014
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses) arising on fixed maturities, available-for-sale	$586,458	$(205,260)	$381,198
Unrealized holding gains (losses) arising on cash flow hedges	20,137	(7,048)	13,089
Reclassification adjustment for (gains) losses realized in net income	(56,159)	19,656	(36,503)
Net unrealized gains (losses) related to investments	550,436	(192,652)	357,784
Future policy benefits, DAC and VOBA adjustments	(58,760)	20,566	(38,194)
Net unrealized gains (losses)	491,676	(172,086)	319,590
Employee benefit plan adjustment	(95,886)	33,560	(62,326)
Other comprehensive income (loss)	$395,790	$(138,526)	$257,264

	Year Ended December 31, 2013
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses) arising on fixed maturities, available-for-sale	$(718,735)	$251,557	$(467,178)
Unrealized holding gains (losses) arising on cash flow hedges	3,102	(1,086)	2,016
Reclassification adjustment for (gains) losses realized in net income	(42,982)	15,044	(27,938)
Net unrealized gains (losses) related to investments	(758,615)	265,515	(493,100)
Future policy benefits, DAC and VOBA adjustments	190,995	(66,848)	124,147
Net unrealized gains (losses)	(567,620)	198,667	(368,953)
Employee benefit plan adjustment	121,551	(42,543)	79,008
Other comprehensive income (loss)	$(446,069)	$156,124	$(289,945)

	Year Ended December 31, 2012
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses) arising on fixed maturities, available-for-sale	$534,028	$(186,910)	$347,118
Unrealized holding gains (losses) arising on cash flow hedges	(18,881)	6,608	(12,273)
Reclassification adjustment for (gains) losses realized in net income	(107,713)	37,700	(70,013)
Net unrealized gains (losses) related to investments	407,434	(142,602)	264,832
Future policy benefits, DAC and VOBA adjustments	(83,835)	29,343	(54,492)
Net unrealized gains (losses)	323,599	(113,259)	210,340
Employee benefit plan adjustment	(68,650)	24,027	(44,623)
Other comprehensive income (loss)	$254,949	$(89,232)	$165,717

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following table presents the reclassifications out of accumulated other comprehensive income (loss):

	Year Ended December 31,
	2014		2013
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the statement where net income is presented
Unrealized holdings (gains) losses arising on fixed maturities, available-for-sale	$(47,751)		$(40,734)		Other realized investment (gains) losses, net
	(47,751)		(40,734)		Total before tax
	(16,713)		(14,257)		Tax expense or benefit
	(31,038)		(26,477)		Net of tax

Unrealized holdings (gains) losses arising on cash flow hedges	(8,408)		(2,248)		Net investment income
	(8,408)		(2,248)		Total before tax
	(2,943)		(787)		Tax expense or benefit
	(5,465)		(1,461)		Net of tax

Amortization of employee benefit plan items
Prior service costs (benefits)	3,189	(1)	(666)	(1)
Actuarial losses (gains)	2,730	(1)	16,952	(1)
Settlement	1,857	(1)	—	(1)
	7,776		16,286		Total before tax
	2,722		5,700		Tax expense or benefit
	5,054		10,586		Net of tax

Total reclassification for the period	$(31,449)		$(17,352)		Net of tax

(1) These accumulated other comprehensive income components are included in the computation of net periodic (benefit) cost of employee benefit plans (see Note 17 for additional details).

16.  General Insurance Expenses

The following table summarizes the significant components of general insurance expenses:

	Year Ended December 31,
	2014	2013	2012
Compensation	$406,601	$359,280	$335,212
Commissions	210,797	184,238	180,529
Other	163,593	106,829	80,908
Total general insurance expenses	$780,991	$650,347	$596,649

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

17.  Employee Benefit Plans

Defined Benefit Pension, Post-Retirement Medical and Supplemental Executive Retirement Plans

The Company has a noncontributory Defined Benefit Pension Plan covering substantially all of its employees that were hired before January 1, 1999.  Prior to December 31, 2012, the Company accounted for the Defined Benefit Pension Plan as the direct legal obligation of the Company and accounted for the corresponding plan obligations on its balance sheet and statements of income.  Effective December 31, 2012, the Company transferred the sponsorship of the Defined Benefit Pension Plan to GWL&A Financial, the Company’s immediate parent.  Despite the change in sponsorship of the Defined Benefit Pension Plan, the Company continues to account for the corresponding plan obligations on its balance sheet and statements of income.

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

The Company also provides Supplemental Executive Retirement Plans to certain key executives. These plans provide key executives with certain benefits upon retirement, disability or death based upon total compensation. The Company has purchased individual life insurance policies with respect to employees covered by these plans. The Company is the owner and beneficiary of the insurance contracts.

A December 31 measurement date is used for the employee benefit plans.

The following tables provide a reconciliation of the changes in the benefit obligations, fair value of plan assets and the underfunded status for the Company’s Defined Benefit Pension, Post-Retirement Medical and Supplemental Executive Retirement plans:

	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Change in projected benefit obligation:
Benefit obligation, January 1	$456,402	$500,603	$11,081	$13,462	$62,305	$69,229	$529,788	$583,294
Service cost	4,952	5,527	985	947	586	1,002	6,523	7,476
Interest cost	23,068	20,897	574	512	2,528	2,548	26,170	23,957
Actuarial (gain) loss	113,410	(57,051)	(2,092)	(3,221)	3,376	(6,791)	114,694	(67,063)
Regular benefits paid	(14,752)	(13,574)	(508)	(619)	(16,874)	(3,683)	(32,134)	(17,876)
Amendment	—	—	(569)	—	3,911	—	3,342	—
Acquisition	—	—	3,311	—	—	—	3,311	—
Benefit obligation, December 31	$583,080	$456,402	$12,782	$11,081	$55,832	$62,305	$651,694	$529,788
Accumulated benefit obligation	$562,760	$440,666	$12,782	$11,081	$50,032	$54,195	$625,574	$505,942

On August 29, 2014, the Company completed the acquisition of RPS. See Note 2 for additional discussion regarding the acquisition. Per the terms of the Purchase and Sale Agreement, the Company was required to give each RPS employee full credit for the employee’s service period with RPS prior to the closing date, for the purpose of eligibility to participate, vesting and level of benefits under the Post-Retirement Medical Plan. As a result, approximately 1,000 individuals became eligible participants of the Post-Retirement Medical Plan at the acquisition date. The acquisition resulted in a $3,311 increase before tax to other liabilities with an offsetting increase to goodwill.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

During 2014, one participant in the Supplemental Executive Retirement Plan received an enhancement to his benefit. The enhancement resulted in a $3,911 increase before tax to other liabilities with an offsetting increase to accumulated other comprehensive income.

During 2014, the Post-Retirement Medical Plan was amended to allow only one medical plan option to retirees.

	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Change in plan assets:
Value of plan assets, January 1	$404,335	$336,534	$—	$—	$—	$—	$404,335	$336,534
Actual return on plan assets	43,662	62,701	—	—	—	—	43,662	62,701
Employer contributions	10,717	18,674	508	619	16,874	3,683	28,099	22,976
Benefits paid	(14,752)	(13,574)	(508)	(619)	(16,874)	(3,683)	(32,134)	(17,876)
Value of plan assets, December 31	$443,962	$404,335	$—	$—	$—	$—	$443,962	$404,335

	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	December 31,		December 31,		December 31,		December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Under funded status at December 31	$(139,118)	$(52,067)	$(12,782)	$(11,081)	$(55,832)	$(62,305)	$(207,732)	$(125,453)

The following table presents amounts recognized in the consolidated balance sheets for the Company’s Defined Benefit Pension, Post-Retirement Medical and Supplemental Executive Retirement plans:

	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	December 31,		December 31,		December 31,		December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Amounts recognized in consolidated balance sheets:
Other liabilities	$(139,118)	$(52,067)	$(12,782)	$(11,081)	$(55,832)	$(62,305)	$(207,732)	$(125,453)
Accumulated other comprehensive income (loss)	(165,652)	(69,564)	14,390	13,885	(11,990)	(11,687)	(163,252)	(67,366)

The following table provides information regarding amounts in AOCI that have not yet been recognized as components of net periodic benefit cost at December 31, 2014:

	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax
Net gain (loss)	$(165,639)	$(107,665)	$10,686	$6,946	$(8,856)	$(5,756)	$(163,809)	$(106,475)
Net prior service (cost) credit	(13)	(8)	3,704	2,408	(3,134)	(2,037)	557	363
	$(165,652)	$(107,673)	$14,390	$9,354	$(11,990)	$(7,793)	$(163,252)	$(106,112)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following table provides information regarding amounts in AOCI that are expected to be recognized as components of net periodic benefit costs during the year ended December 31, 2015:

	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax
Net gain (loss)	$(12,023)	$(7,815)	$606	$394	$(663)	$(431)	$(12,080)	$(7,852)
Prior service (cost) credit	(13)	(8)	1,669	1,085	(933)	(606)	723	471
	$(12,036)	$(7,823)	$2,275	$1,479	$(1,596)	$(1,037)	$(11,357)	$(7,381)

The expected benefit payments for the Company’s Defined Benefit Pension, Post-Retirement Medical and Supplemental Executive Retirement plans for the years indicated are as follows:

	Defined Benefit Pension Plan	Post-Retirement Medical Plan	Supplemental Executive Retirement Plan
2015	$15,670	$606	$4,874
2016	17,102	547	3,322
2017	18,192	556	3,306
2018	19,891	569	2,834
2019	21,285	625	2,518
2020 through 2024	135,763	4,171	15,883

Net periodic (benefit) cost of the Defined Benefit Pension, Post-Retirement Medical and Supplemental Executive Retirement plans included in general insurance expenses in the accompanying consolidated statements of income includes the following components:

	Defined Benefit Pension Plan
	Year Ended December 31,
	2014	2013	2012
Components of net periodic cost:
Service cost	$4,952	$5,527	$4,350
Interest cost	23,068	20,897	20,945
Expected return on plan assets	(29,288)	(24,499)	(21,797)
Amortization of unrecognized prior service cost	51	51	51
Amortization of loss from earlier periods	2,898	16,001	9,941
Net periodic cost	$1,681	$17,977	$13,490

	Post-Retirement Medical Plan
	Year Ended December 31,
	2014	2013	2012
Components of net periodic benefit:
Service cost	$985	$947	$817
Interest cost	574	512	569
Amortization of unrecognized prior service benefit	(1,706)	(1,650)	(1,650)
Amortization of gain from earlier periods	(450)	(348)	(455)
Net periodic benefit	$(597)	$(539)	$(719)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

	Supplemental Executive Retirement Plan
	Year Ended December 31,
	2014	2013	2012
Components of net periodic cost:
Service cost	$586	$1,002	$991
Interest cost	2,528	2,548	2,912
Amortization of unrecognized prior service cost	4,844	933	934
Amortization of loss from earlier periods	282	1,299	637
Settlement	1,857	—	—
Net periodic cost	$10,097	$5,782	$5,474

On August 1, 2014, the Company made a lump-sum benefit payment from the Supplemental Executive Retirement Plan. The lump-sum distribution resulted in the settlement of 21% of the Supplemental Executive Retirement Plan’s projected benefit obligation and exceeded the total of the projected service cost and interest cost for the plan year. In connection with this settlement during the third quarter of 2014, the Company reclassified a $1,857 loss before tax to earnings from accumulated other comprehensive income. The lump-sum benefit payment also resulted in the recognition of $3,911 of prior service costs within earnings from accumulated other comprehensive income.

The following tables present the assumptions used in determining benefit obligations of the Defined Benefit Pension, Post-Retirement Medical and the Supplemental Executive Retirement plans:

	Defined Benefit Pension Plan
	December 31,
	2014	2013
Discount rate	4.17%	5.11%
Rate of compensation increase	4.47%	4.47%

	Post-Retirement Medical Plan
	December 31,
	2014	2013
Discount rate	3.94%	4.83%
Initial health care cost trend	6.50%	7.00%
Ultimate health care cost trend	5.00%	5.00%
Year ultimate trend is reached	2018	2018

	Supplemental Executive Retirement Plan
	December 31,
	2014	2013
Discount rate	3.99%	4.61%
Rate of compensation increase	4.00%	4.00%

During 2014, the Company adopted the Society of Actuaries 2014 Mortality Tables Report (RP-2014) and Mortality Improvement Scale (MP-2014), which adjusted the mortality assumptions used to measure retirement plan obligations. The updated mortality assumptions reflect increasing life expectancies in the United States, reflecting an increase to the Company’s benefit obligations of the Defined Benefit Pension, Post-Retirement Medical and the Supplemental Executive Retirement plans. Future expenses of the Defined Benefit Pension, Post-Retirement Medical and the Supplemental Executive Retirement plans are also expected to increase due to the new mortality assumptions.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following tables present the assumptions used in determining the net periodic (benefit) cost of the Defined Benefit Pension, Post-Retirement Medical and the Supplemental Executive Retirement plans:

	Defined Benefit Pension Plan
	Year Ended December 31,
	2014	2013
Discount rate	5.11%	4.19%
Expected return on plan assets	7.25%	7.25%
Rate of compensation increase	4.47%	3.14%

	Post-Retirement Medical Plan
	Year Ended December 31,
	2014	2013
Discount rate	4.83%	3.74%
Initial health care cost trend	7.00%	7.50%
Ultimate health care cost trend	5.00%	5.25%
Year ultimate trend is reached	2018	2018

	Supplemental Executive Retirement Plan
	Year Ended December 31,
	2014	2013
Discount rate	4.61%	3.79%
Rate of compensation increase	4.00%	4.00%

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

The following table presents the impact on the Post-Retirement Medical Plan that a one-percentage-point change in assumed health care cost trend rates would have on the following:

	One percentage point increase	One percentage point decrease
Increase (decrease) on total service and interest cost on components	$254	$(212)
Increase (decrease) on post-retirement benefit obligation	1,722	(1,467)

The following table presents how the Company’s Defined Benefit Pension Plan assets are invested:

	December 31,
	2014	2013
Equity securities	65%	63%
Debt securities	33%	34%
Other	2%	3%
Total	100%	100%

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

	Defined benefit plan assets measured at fair value on a recurring basis
	December 31, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Common collective trust funds:
Equity index funds	$—	$93,415	$—	$93,415
Midcap index funds	—	90,159	—	90,159
World equity index funds	—	8,759	—	8,759
U.S. equity market funds	—	93,911	—	93,911
Total common collective trust funds	—	286,244	—	286,244
Fixed maturity investments:
U.S. government direct obligations and agencies	—	9,308	—	9,308
Obligations of U.S. states and their municipalities	—	18,838	—	18,838
Corporate debt securities	—	107,125	—	107,125
Asset-backed securities	—	8,444	—	8,444
Commercial mortgage-backed securities	—	3,048	—	3,048
Total fixed maturity investments	—	146,763	—	146,763
Preferred stock	310	—	—	310
Limited partnership investments	—	—	8,114	8,114
Money market funds	2,531	—	—	2,531
Total defined benefit plan assets	$2,841	$433,007	$8,114	$443,962

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

	Defined benefit plan assets measured at fair value on a recurring basis
	December 31, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Common collective trust funds:
Equity index funds	$—	$82,440	$—	$82,440
Midcap index funds	—	82,674	—	82,674
World equity index funds	—	8,186	—	8,186
U.S. equity market funds	—	83,209	—	83,209
Total common collective trust funds	—	256,509	—	256,509
Fixed maturity investments:
U.S. government direct obligations and agencies	—	19,088	—	19,088
Obligations of U.S. states and their municipalities	—	14,973	—	14,973
Corporate debt securities	—	91,860	—	91,860
Asset-backed securities	—	7,902	—	7,902
Commercial mortgage-backed securities	—	2,647	—	2,647
Total fixed maturity investments	—	136,470	—	136,470
Preferred stock	700	—	—	700
Limited partnership investments	—	—	7,557	7,557
Money market funds	3,099	—	—	3,099
Total defined benefit plan assets	$3,799	$392,979	$7,557	$404,335

The following tables present additional information about assets of the Defined Benefit Retirement Plan measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair value measurements using significant unobservable inputs (Level 3) limited partnership interest
	Year Ended December 31,
	2014	2013
Balance, January 1	$7,557	$6,485
Actual return on plan assets	510	853
Purchases	656	630
Issuances	(609)	(411)
Balance, December 31	$8,114	$7,557

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following table presents the ranges the Company targets for the allocation of invested Defined Benefit Pension Plan assets at December 31, 2015:

December 31, 2015
Equity securities	30%
Debt securities	52%
Other	18%
Total	100%

Management estimates the value of these investments will be recoverable.  The Company does not expect any plan assets to be returned to it during the year ended December 31, 2015.  The Company expects to make payments of approximately $606 with respect to its Post-Retirement Medical Plan and $4,874 with respect to its Supplemental Executive Retirement Plan during the year ended December 31, 2015.

Other employee benefit plans

The Company has an executive deferred compensation plan providing key executives with the opportunity to participate in an unfunded deferred compensation program.  Under the program, participants may defer base compensation and bonuses and earn interest on the amounts deferred.  The program is not qualified under Section 401 of the Internal Revenue Code.  Participant balances, which are reflected in other liabilities in the accompanying consolidated balance sheets, are $10,051 and $11,240 at December 31, 2014 and 2013, respectively.  The participant deferrals earned interest at the average rates of 6.53% during the years ended December 31, 2014 and 2013.  The interest rate is based on the Moody’s Average Annual Corporate Bond Index rate plus 0.45% for actively employed participants and fixed rates ranging from 4.67% to 5.37% for retired participants.

The Company offers an unfunded, non-qualified deferred compensation plan to a select group of management and highly compensated individuals.  Participants defer a portion of their compensation and realize potential market gains or losses on the invested contributions.  The program is not qualified under Section 401 of the Internal Revenue Code.  Participant balances, which are included in other liabilities in the accompanying consolidated balance sheets, are $16,633 and $14,536 at December 31, 2014 and 2013, respectively.

The Company sponsors a qualified defined contribution benefit plan covering all employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service (“IRS”). Currently, the Company matches a percentage of employee contributions in cash. The Company recognized $8,479, $6,693 and $6,288 in expense related to this plan for the years ended December 31, 2014, 2013 and 2012, respectively.

18.  Income Taxes

The provision for income taxes is comprised of the following:

	Year Ended December 31,
	2014	2013	2012
Current	$80,859	$82,878	$89,934
Deferred	75,044	(24,087)	45,371
Total income tax provision	$155,903	$58,791	$135,305

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective federal income tax rate:

	Year Ended December 31,
	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(1.8)%	(4.6)%	(2.3)%
Tax credits	(0.3)%	(2.0)%	(1.3)%
State income taxes, net of federal benefit	1.0%	3.3%	1.2%
Income tax contingency provisions	(1.2)%	(0.4)%	—%
Other, net	0.2%	—%	3.6%
Effective federal income tax rate	32.9%	31.3%	36.2%

A reconciliation of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2014	2013	2012
Balance, beginning of year	$21,154	$25,850	$32,123
Additions to tax positions in the current year	13,931	—	6,230
Additions to tax positions in the prior year	—	1,497	420
Reductions to tax positions in the prior year	—	(180)	(10,219)
Reductions to tax positions from statutes expiring	(8,195)	(6,013)	(2,704)
Balance, end of year	$26,890	$21,154	$25,850

Included in the unrecognized tax benefits of $26,890 at December 31, 2014 was $545 of tax benefits that, if recognized, would impact the annual effective tax rate. The Company anticipates additional increases in its unrecognized tax benefits of $6,000 to $7,000 in the next twelve months, primarily due to changes in the composition of the consolidated group.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in current income tax expense.  The Company recognized approximately $(2,916), $(286) and $208 in interest and penalties related to the uncertain tax positions during the years ended December 31, 2014, 2013 and 2012, respectively.  The Company had approximately $1,210 and $4,126 accrued for the payment of interest and penalties at December 31, 2014 and 2013, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years 2010 and prior.  Tax years 2011 through 2013 are open to federal examination by the I.R.S.  The Company does not expect significant increases or decreases to unrecognized tax benefits relating to federal, state or local audits.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities.  The tax effect of temporary differences, which give rise to the deferred tax assets and liabilities, is as follows:

	December 31,
	2014		2013
	Deferred	Deferred	Deferred	Deferred
	tax asset	tax liability	tax asset	tax liability
Policyholder reserves	$—	$255,926	$—	$253,738
Deferred acquisition costs	2,467	—	1,008	—
Investment assets	—	426,477	—	203,363
Policyholder dividends	10,002	—	11,479	—
Net operating loss carryforward	122,177	—	172,414	—
Pension plan accrued benefit liability	84,351	—	53,937	—
Goodwill	—	26,022	—	25,563
Experience rated refunds	13,431	—	5,509	—
Tax credits	149,516	—	131,052	—
Other	11,865	—	416	—
Total deferred taxes	$393,809	$708,425	$375,815	$482,664

The deferred tax liability amounts presented for investment assets above include $381,838 and $209,434 related to the net unrealized losses (gains) on the Company’s investments, which are classified as available-for-sale at December 31, 2014 and 2013, respectively.

The Company, together with certain of its subsidiaries, and Lifeco U.S. have entered into an income tax allocation agreement whereby Lifeco U.S. files a consolidated federal income tax return.  Under the agreement, these companies are responsible for and will receive the benefits of any income tax liability or benefit computed on a separate tax return basis.

The Company has federal net operating loss carry forwards generated by a subsidiary that is included in the Lifeco U.S. consolidated federal income tax return.  As of December 31, 2014, the subsidiary had net operating loss carry forwards expiring as follows:

Year	Amount
2021	$51,677
2022	136,796
2023	81,693
2028	3,390
Total	$273,556

During the years ended December 31, 2014, 2013 and 2012, the Company generated $15,506, $25,013 and $30,965 of Guaranteed Federal Low Income Housing tax credit carryforwards, respectively.  As of December 31, 2014, the total credit carryforward for Low Income Housing is $140,055.  These credits will begin to expire in 2030.

Included in due from parent and affiliates at December 31, 2014 and 2013 is $13,400 and $65,186, respectively, of income taxes receivable primarily from Lifeco U.S. related to the consolidated income tax return filed by the Company and certain subsidiaries.

Included in the consolidated balance sheets at December 31, 2014 and 2013 is $7,176 and $7,736, respectively, of income taxes receivable in other assets primarily related to the separate state income tax returns filed by certain subsidiaries.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

19.  Segment Information

The Chief Operating Decision Maker (“CODM”) of the Company is also the Chief Executive Officer (“CEO”) of Lifeco U.S. The CODM reviews the financial information for the purposes of assessing performance and allocating resources based upon the results of Lifeco U.S. prepared in accordance with International Financial Reporting Standards. The CODM, in his capacity as CEO of the Company, reviews the Company’s financial information only in connection with the quarterly and annual reports that are filed with the Securities and Exchange Commission (“SEC”). Consequently, the Company does not provide its discrete financial information to the CODM to be regularly reviewed to make decisions about resources to be allocated or to assess performance. For purposes of SEC reporting requirements, the Company has chosen to present its financial information in three segments, notwithstanding the above. The three segments are: Individual Markets, Retirement Services and Other.
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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following tables summarize segment financial information:

	Year Ended December 31, 2014
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$360,305	$1,215	$84,875	$446,395
Fee income	95,631	629,533	4,015	729,179
Other revenue	—	7,506	—	7,506
Net investment income	748,015	426,340	54,033	1,228,388
Realized investments gains (losses), net	44,381	102,597	393	147,371
Total revenues	1,248,332	1,167,191	143,316	2,558,839
Benefits and expenses:
Policyholder benefits	902,982	206,339	113,124	1,222,445
Operating expenses	136,850	647,165	79,107	863,122
Total benefits and expenses	1,039,832	853,504	192,231	2,085,567
Income (loss) before income taxes	208,500	313,687	(48,915)	473,272
Income tax expense (benefit)	68,719	104,162	(16,978)	155,903
Net income (loss)	$139,781	$209,525	$(31,937)	$317,369

	December 31, 2014
	Individual	Retirement
	Markets	Services	Other	Total
Assets:
Investments	$15,928,591	$10,621,831	$1,772,821	$28,323,243
Other assets	1,283,256	855,728	142,824	2,281,808
Separate account assets	7,247,463	20,471,381	—	27,718,844
Assets of continuing operations	$24,459,310	$31,948,940	$1,915,645	58,323,895
Assets of discontinued operations				24,324
Total assets				$58,348,219

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

	Year Ended December 31, 2013
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$354,202	$3,954	$105,937	$464,093
Fee income	94,037	519,842	4,365	618,244
Other revenue	7,355	—	—	7,355
Net investment income	688,279	351,729	51,381	1,091,389
Realized investments gains (losses), net	19,071	(33,233)	26	(14,136)
Total revenues	1,162,944	842,292	161,709	2,166,945
Benefits and expenses:
Policyholder benefits	921,096	196,115	114,880	1,232,091
Operating expenses	142,141	538,209	66,971	747,321
Total benefits and expenses	1,063,237	734,324	181,851	1,979,412
Income (loss) before income taxes	99,707	107,968	(20,142)	187,533
Income tax expense (benefit)	34,265	33,240	(8,714)	58,791
Net income (loss)	$65,442	$74,728	$(11,428)	$128,742

	December 31, 2013
	Individual	Retirement
	Markets	Services	Other	Total
Assets:
Investments	$14,563,978	$10,370,421	$1,582,024	$26,516,423
Other assets	1,179,332	839,755	128,106	2,147,193
Separate account assets	6,321,135	20,309,769	—	26,630,904
Assets of continuing operations	$22,064,445	$31,519,945	$1,710,130	55,294,520
Assets of discontinued operations				29,007
Total assets				$55,323,527

	Year Ended December 31, 2012
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$314,350	$3,670	$104,133	$422,153
Fee income	74,985	456,052	4,786	535,823
Net investment income	729,885	414,114	47,552	1,191,551
Realized investments gains (losses), net	55,959	60,726	32	116,717
Total revenues	1,175,179	934,562	156,503	2,266,244
Benefits and expenses:
Policyholder benefits	882,726	204,296	111,288	1,198,310
Operating expenses	136,895	492,427	65,193	694,515
Total benefits and expenses	1,019,621	696,723	176,481	1,892,825
Income (loss) before income taxes	155,558	237,839	(19,978)	373,419
Income tax expense	50,869	78,150	6,286	135,305
Net income (loss)	$104,689	$159,689	$(26,264)	$238,114

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

If the performance share units vest, they are payable in cash equal to the average closing price of Lifeco common stock for the 20 trading days prior to the date following the last day of the three-year performance period.  The estimated fair value of the performance unit is based on the average closing price of Lifeco common stock for the twenty trading days prior to the grant. The performance share units generally vest in their entirety at the end of the three years performance period based on continued service.  The PSU plan contains a provision that permits all unvested performance share units to become vested upon death or retirement.

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

Compensation Expense Related to Stock-Based Compensation

The compensation expense related to stock-based compensation was as follows:

	Year Ended December 31,
	2014	2013	2012
Lifeco Stock Plan	$3,384	$2,579	$2,314
Performance Share Unit Plan	6,263	6,860	3,658
Total compensation expense	$9,647	$9,439	$5,972
Income tax benefits	$2,404	$2,732	$1,729

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following table presents the total unrecognized compensation expense related to stock-based compensation at December 31, 2014 and the expected weighted average period over which these expenses will be recognized:

	Expense	Weighted average period (years)
Lifeco Stock Plan	$2,381	1.7
Performance Share Unit Plan	3,182	1.3

Equity Award Activity

During the year ended December 31, 2014, Lifeco granted 539,400 stock options to employees of the Company.  These stock options vest over five-year periods ending in 2019.  Compensation expense of $2,984 will be recognized in the Company’s financial statements over the vesting period of these stock options using the accelerated method of recognition.

The following table summarizes the status of, and changes in, the Lifeco plan options granted to Company employees which are outstanding.  The options granted relate to underlying stock traded in Canadian dollars on the Toronto Stock Exchange; therefore, the amounts, which are presented in United States dollars, will fluctuate as a result of exchange rate fluctuations.

		Weighted average
	Shares under option	Exercise price (Whole dollars)	Remaining contractual term (Years)	Intrinsic value (1)
Outstanding, January 1, 2014	3,378,220	$26.49
Granted	539,400	26.86
Exercised	(83,562)	22.85
Cancelled and expired	(40,400)	23.82
Outstanding, December 31, 2014	3,793,658	24.69	5.8	$17,409
Vested and expected to vest, December 31, 2014	3,793,658	$24.69	5.8	$17,409
Exercisable, December 31, 2014	2,533,642	$25.14	4.8	$10,877

(1) The aggregate intrinsic value is calculated as the difference between the market price of Lifeco common shares on December 31, 2014 and the exercise price of the option (only if the result is positive) multiplied by the number of options.

The following table presents additional information regarding stock options under the Lifeco plan:

	Year Ended December 31,
	2014	2013	2012
Weighted average fair value of options granted	$5.53	$4.56	$3.47
Intrinsic value of options exercised (1)	401	1,437	1,397
Fair value of options vested	4,491	1,843	1,740

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The fair value of the options granted during was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2014	2013	2012
Dividend yield	3.95%	4.53%	5.31%
Expected volatility	26.63%	26.73%	25.65%
Risk free interest rate	1.75%	1.38%	1.52%
Expected duration (years)	6.0	6.0	6.0

Liability Award Activity

The following table summarizes the status of, and changes in, the Performance Share Unit Plan units granted to Company employees which are outstanding:

Performance Units
Outstanding, January 1, 2014	555,438
Granted	160,021
Forfeited	(4,774)
Exercised	(189,390)
Outstanding, December 31, 2014	521,295

Vested and expected to vest, December 31, 2014	521,295

The cash payment in settlement of the Performance Share Unit Plan units was $5,914 for the year ended December 31, 2014.

21.  Commitments and Contingencies

Commitments

The following table summarizes the Company’s future purchase obligations and commitments:

	Payment due by period
	Less than one year	One to three years	Three to five years	More than five years	Total
Related party long-term debt - principal (1)	$—	$—	$—	$528,400	$528,400
Related party long-term debt - interest (2)	37,031	74,062	74,062	827,007	1,012,162
Investment purchase obligations (3)	166,356	—	—	—	166,356
Operating leases (4)	10,699	14,303	11,668	8,074	44,744
Other liabilities (5)	36,358	32,860	33,346	42,054	144,618
Total	$250,444	$121,225	$119,076	$1,405,535	$1,896,280

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

(2) Related party long-term debt interest - One long-term surplus note bears interest at a fixed rate through maturity.  The second surplus note bears interest initially at a fixed rate that will change in the future based upon the then current three-month

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

London Interbank Offering Rate.  The interest payments shown in this table are calculated based upon the contractual rates in effect on December 31, 2014 and do not consider the impact of future interest rate changes.

(3)  Investment purchase obligations - The Company makes commitments to fund partnership interests, mortgage loans on real estate and other investments in the normal course of its business.  As the timing of the fulfillment of the commitment to fund partnership interests cannot be predicted, such obligations are presented in the less than one year category.  The timing of the funding of mortgage loans on real estate is based on the expiration date of the commitment. The amounts of these unfunded commitments at December 31, 2014 and 2013 were $166,356 and $196,933, of which $4,997 and $7,498 was related to cost basis limited partnership interests, respectively, all of which is due within one year from the dates indicated.

(4)  Operating leases - The Company is obligated to make payments under various non-cancelable operating leases, primarily for office space. Contractual provisions exist that could increase the lease obligations presented, including operating expense escalation clauses. Management does not consider the impact of any such clauses to be material to the Company’s operating lease obligations. The Company incurred rent expense, net of sublease income, of $7,628, $5,439 and $5,764 for the years ended December 31, 2014, 2013 and 2012, respectively and is recorded in general insurance expense. The Company’s total future operating lease obligation will be reduced by minimum reimbursement of $9,953 due in the future under non-cancelable agreements.

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

(5)   Other liabilities - Other liabilities include those other liabilities which represent contractual obligations not included elsewhere in the table above.  If the timing of the payment of any other liabilities was sufficiently uncertain, the amounts were included in the less than one year category.  Other liabilities presented in the table above include:

·                  Expected contributions to the Company’s defined benefit pension plan and benefit payments for the Post-Retirement Medical Plan and Supplemental Executive Retirement Plan through 2021.
·                  Miscellaneous purchase obligations to acquire goods and services.
·                  Unrecognized tax benefits

The Company has a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility expires on March 1, 2018.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth, of $1,100,000, as defined in the credit facility agreement (both compiled on the unconsolidated statutory accounting basis prescribed by the NAIC), for each quarter ending after December 31, 2013.  The Company was in compliance with all covenants at December 31, 2014 and 2013. At December 31, 2014 and 2013 there were no outstanding amounts related to the current and prior credit facilities.

GWSC and CLAC are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,168,800 and renews annually until it expires on July 3, 2027.  The second letter of credit is for $70,000 and renews annually until it expires on December 31, 2017.  At December 31, 2014 and 2013, there were no outstanding amounts related to the letters of credit. See Note 4 for additional discussion regarding these letters of credit.

In addition, the Company has other letters of credit with a total amount of $8,975, renewable annually for an indefinite period of time. At December 31, 2014 and 2013, there were no outstanding amounts related to those letters of credit.

Contingencies

From time to time, the Company may be threatened with, or named as a defendant in, lawsuits, arbitrations, and administrative claims. Any such claims that are decided against the Company could harm the Company’s business. The Company is also subject to periodic regulatory audits and inspections which could result in fines or other disciplinary actions. Unfavorable

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

outcomes in such matters may result in a material impact on the Company's financial position, results of operations or cash flows.

The Company is currently evaluating the interpretation of Internal Revenue Code rules related to certain product investments. If the Company’s interpretation is not upheld, which is reasonably possible, the potential exposure is estimated to be up to $19,000.

During the fourth quarter, the Company received a $20,000 demand letter related to a vehicle accident involving an employee.  The amount is fully indemnified by a third-party insurer.

22.  Subsequent Events

On January 1, 2015, the Company acquired the retirement business of Putnam. The Putnam retirement business comprises approximately 433 plans with 230,000 participants and $17,545,000 in assets under administration. The transaction will be accounted for as a combination between entities under common control.

On February 5, 2015, the Company’s Board of Directors declared dividends of $76,801, payable on March 16, 2015, to its sole shareholder, GWL&A Financial.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Schedule III
Supplemental Insurance Information
(In Thousands)

	As of and for the Year Ended December 31, 2014
	Individual Markets Segment	Retirement Services Segment	Other Segment	Total
Deferred acquisition costs	$284,174	$69,234	$—	$353,408
Future policy benefits, losses, claims and expenses	14,980,872	10,533,822	409,880	25,924,574
Unearned premium reserves	43,837	—	—	43,837
Other policy claims and benefits payable	726,479	581	26,155	753,215
Premium income	360,305	1,215	84,875	446,395
Net investment income	748,015	426,340	54,033	1,228,388
Benefits, claims, losses and settlement expenses	902,982	206,339	113,124	1,222,445
Amortization of deferred acquisition costs	13,700	27,345	—	41,045
Other operating expenses	123,150	619,820	79,107	822,077

	As of and for the Year Ended December 31, 2013
	Individual Markets Segment	Retirement Services Segment	Other Segment	Total
Deferred acquisition costs	$238,150	$75,921	$—	$314,071
Future policy benefits, losses, claims and expenses	13,945,756	10,229,678	390,784	24,566,218
Unearned premium reserves	42,937	—	—	42,937
Other policy claims and benefits payable	740,056	499	23,968	764,523
Premium income	354,202	3,954	105,937	464,093
Net investment income	688,279	351,729	51,381	1,091,389
Benefits, claims, losses and settlement expenses	921,096	196,115	114,880	1,232,091
Amortization of deferred acquisition costs	34,650	20,840	—	55,490
Other operating expenses	107,491	517,369	66,971	691,831

	Year Ended December 31, 2012
	Individual Markets Segment	Retirement Services Segment	Other Segment	Total
Premium income	$314,350	$3,670	$104,133	$422,153
Net investment income	729,885	414,114	47,552	1,191,551
Benefits, claims, losses and settlement expenses	882,726	204,296	111,288	1,198,310
Amortization of deferred acquisition costs	28,926	22,508	—	51,434
Other operating expenses	107,969	469,919	65,193	643,081

Item 9.
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no change in the Company’s independent registered public accounting firm nor have there been any disagreements on accounting or financial disclosure matters.

Item 9A.
Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the President and Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2014.  Based upon that evaluation, the President and Chief Executive Officer and Principal Financial Officer concluded that due to the material weakness in our internal control over financial reporting as it relates to complex accounting matters that are described below in Management’s Annual Report on Internal Control over Financial Reporting; our disclosure controls and procedures were not effective as of December 31, 2014.

Notwithstanding the material weakness that existed as of December 31, 2014, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this evaluation, management used criteria set forth in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on the criteria in the COSO (1992) Framework, management has concluded that there was a material weakness and that the Company did not maintain effective control over financial reporting as of December 31, 2014.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Specifically, the Company’s controls to ensure that appropriate interpretation and application of accounting principles and the resulting accounting entries and disclosures were properly reflected in the financial statements as it relates to complex accounting matters were not designed at a sufficient level of precision to mitigate the risk of material misstatement.

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

Changes in Internal Control over Financial Reporting

Beginning in the fourth quarter of 2013, management began to design and implement certain remediation measures to address the above-described material weakness and enhance the Company's system of internal control over financial reporting.

Comprehensive database of all complex accounting memorandums. The Company’s management is dedicated to the continuous and ongoing review of critical and complex accounting policies which could have a material impact on the financial statements and as a result has:

•	Created the comprehensive database of all complex accounting memorandums which contains technical accounting policies, and other accounting related documents, training and guidance.

Proper accounting treatment for all significant accounting transactions. The Company remediation plans include formalizing a process for identifying all significant accounting transactions and ensuring they are reviewed in a timely basis for proper accounting treatment and as such, has implemented the following procedures:

•	A Significant Non-Routine Transaction policy was developed to identify and require notification of all financial accounting management.

•
Formalized the notification on all significant accounting transactions. The Significant Transaction email distribution listing was created for notification of all financial accounting management of significant non-routine transactions or events as required by the above mentioned policy.

•	During the fourth quarter of 2014, a Vice President was hired to lead the technical accounting department.
Significant accounting policy and procedure update governance. The Company’s remediation plans include formalizing a process for refreshing all significant accounting policies and procedures on an annual basis or sooner for significant changes in accounting guidance. We enhanced our internal controls related to refreshing significant accounting policies with the following governance:

•
A policy and process was developed and approved by financial accounting management requiring annual review and certification of accounting policies for completeness, accuracy, and that the policies are in operation during the annual period.

Management’s Plan for Future Remediation
Management will continue to enhance the design and implementation of internal controls related to the continuous and ongoing review of critical and complex accounting policies which could have a material impact on the financial statements including the following:

•	Verify accounting policies and position papers as drafted are being applied in practice.
Management believes the remediation measures described above will strengthen the Company's internal control over financial reporting and remediate the material weaknesses management has identified. However, the Company has not yet implemented all of these measures and/or tested them. Management is committed to continuing to improve the Company's internal control processes and will continue to diligently review the financial reporting controls and procedures in order to ensure compliance with the criteria in the COSO Framework so that management can conclude that the Company maintained effective control over financial reporting in a future period. However, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that the control objectives will be met. As management continues to evaluate and work to improve the Company's internal control over financial reporting, it may take additional measures to address control deficiencies and/or determine not to complete certain of the remediation efforts described above.

Item 9B.
Other Information

None.

Part III
Item 10.
Directors and Executive Officers of the Registrant

10.1  Identification of Directors

Director	Age	Served as a Director from	Principal Occupation(s) for Last Five Years
John L. Bernbach (5) (6)	71	2006	Vice Chairman, Engine Group; previously Chief Executive Officer, Engine USA as of July 2013; previously Chief Operating Officer, Engine USA
Marcel Coutu (1) (2) (4) (6) (7)	62	2014	Corporate Director since January 2014; previously President and Chief Executive Officer, Canadian Oil Sands Limited
André Desmarais (1) (2) (4) (6) (7) (8)	58	1997	Deputy Chairman, President and Co-Chief Executive Officer, Power Corporation; Co-Chairman, Power Financial Corporation
Olivier Desmarais (1) (2) (7) (8)	32	2014	Vice President, Power Corporation
Paul Desmarais, Jr. (1) (2) (4) (6) (7) (8)	60	1991	Chairman and Co-Chief Executive Officer, Power Corporation; Co-Chairman, Power Financial Corporation
Paul Desmarais III (1) (2) (7) (8)	32	2014	Vice President, Power Corporation
Alain Louvel (3) (5)	69	2006	Corporate Director
Paul A. Mahon (1) (2) (4) (7)	51	2013	President and Chief Executive Officer, Lifeco, Great-West Life, CLAC and London Life
Jerry E.A. Nickerson (3)	78	1994	Chairman of the Board, H.B.Nickerson & Sons Limited
R. Jeffrey Orr (1) (2) (4) (6) (7)	56	2005
Chairman of the Board of the Company since July 2013; Chairman of the Board of Lifeco, Great-West Life, CLAC and London Life since May 2013; President and Chief Executive Officer, Power Financial Corporation

Michel Plessis-Bélair	72	1991	Vice Chairman, Power Corporation
Robert L. Reynolds (1) (7)	62	2014	President and Chief Executive Officer since May 2014; President and Chief Executive Officer of Putnam Investments, LLC
Henri-Paul Rousseau (1) (2) (7)	66	2009	Vice Chairman, Power Corporation
Raymond Royer (3)	76	2009	Corporate Director
T. Timothy Ryan, Jr. (1) (2) (4) (6) (7)	69	2009
Corporate Director since May 2014; previously Vice Chairman of Regulatory Affairs at JP Morgan Chase from March 2013; previously President and Chief Executive Officer, Securities Industry and Financial Markets Association

Jerome J. Selitto (1) (2) (7)	73	2012	Corporate Director since July 2012; previously Chief Executive Officer of PHH Corporation from October 2009 to January 2012
Gregory D. Tretiak (1) (2) (3) (7)	59	2012	Executive Vice President and Chief Financial Officer, Power Corporation since May 2012; previously Executive Vice President and Chief Financial Officer, IGM Financial Inc., since January 1999
Brian E. Walsh (1) (2) (4) (6) (7)	61	1995	Chairman and Chief Investment Officer, Saguenay Strathmore Capital, LLC since September 2011; previously Managing Partner, Saguenay Capital, LLC
(1)   Member of the Executive Committee.
(2)   Member of the Investment and Credit Committee.
(3)   Member of the Audit Committee.
(4)   Member of the Compensation Committee.
(5)   Member of the Conduct Review Committee.
(6)   Member of the Governance and Nominating Committee.
(7)   Member of the Risk Committee.

(8)   Mr. André Desmarais and Mr. Paul Desmarais, Jr. are brothers. Olivier Desmarais is the son of André Desmarais and Paul
Desmarais III is the son of Paul Desmarais, Jr.

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

Director	Current Directorships	Former Directorships and Dates
John L. Bernbach	Omnicare, Inc.

André Desmarais		CITIC Pacific Limited
December 1997 - May 2014

Paul Desmarais, Jr.	Total S.A.
Lafarge S.A.

Alain Louvel	World Point Terminals, LP

R. Jeffrey Orr	PanAgora Asset Management, Inc.

Jerome J. Selitto		PHH Corporation
October 2009 - January 2012

Gregory D. Tretiak	PanAgora Asset Management, Inc.

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

John L. Bernbach

Mr. Bernbach is Vice Chairman of the Engine Group, one of the largest privately-owned independent marketing services companies, owned by Lake Capital, a Chicago-based private equity firm. He was also a co-founder of NTM (Not Traditional Media) Inc., a marketing and media advisory firm created in 2003 to work with clients and media companies to develop strategies integrating nontraditional marketing solutions and new media models. Prior to that, Mr. Bernbach, as CEO of The Bernbach Group, LLC, led this executive management consulting business concentrating on corporate and communications strategies. From 1995 to 2000, Mr. Bernbach served as Director and then CEO and Chairman of North American Television, which produced and distributed news and entertainment programming. In 1994, Mr. Bernbach launched the publication of luxury goods magazines in China, Japan, France and Spain. Prior to 1994, Mr. Bernbach spent 22 years at the advertising firm Doyle Dane Bernbach, the last eight as President/COO of DDB Needham Worldwide. Mr. Bernbach currently serves on the Boards of Putnam, Omnicare, Casita Maria and as an advisor to The Blackstone Group.

Marcel Coutu

Mr. Coutu is the former Chairman of Syncrude Canada Ltd., one of Canada’s largest oil sands projects and is past President and Chief Executive Officer of Canadian Oil Sands Limited. He was previously Senior Vice-President and Chief Financial Officer of Gulf Canada Resources Limited, and prior to that held various positions in the areas of corporate finance, investment banking, and mining and oil and gas exploration and development. Mr. Coutu is a Director of Lifeco, Great-West Life, London Life, CLAC and Putnam. He is also a Director of Power Corporation, Investors Group Inc., Brookfield Asset Management Inc., the Calgary Exhibition and Stampede Board and Enbridge Inc. and is a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta. He has also held board positions with Gulf Indonesia Resources Limited, TransCanada Power Limited Partnership and the Board of Governors of the Canadian Association of Petroleum Producers.

André Desmarais

Mr. Desmarais is Co-Chairman of Power Financial and Deputy Chairman, President and Co-Chief Executive Officer of Power Corporation. Prior to joining Power Corporation in 1983, he was Special Assistant to the Minister of Justice of Canada and an institutional investment counselor at Richardson Greenshields Securities Ltd. He has held a number of senior positions with Power group companies. Mr. Desmarais is a Director of Lifeco, Great-West Life, London Life, CLAC and Putnam. He is a Director of IGM Financial Inc. (“IGM”), Investors Group Inc. (Investors Group”) and Mackenzie Inc. (“Mackenzie”). He is also a Director of Power Corporation, Power Financial, Pargesa Holding S.A. (“Pargesa”) in Europe. Mr. Desmarais is Honorary Chairman of the Canada China Business Council and is a member of several China-based organizations. Mr. Desmarais is active in cultural, health and other not-for-profit organizations. He is an Officer of the Order of Canada and of the National Order of Québec.

Olivier Desmarais

Mr. Desmarais was appointed Vice-President of Power Corporation and Power Financial in May 2014. Prior to his current position, he was Director of Business Development at Square Victoria Digital Properties. From 2010 to 2013, he worked as an Associate at Putnam Investments. While completing his Law degree, Mr. Desmarais was an articling student at Heenan Blaikie LLP and also worked as an Analyst at Pandion Investments. In May 2014, Mr. Desmarais was named a director of Great-West Life, London Life, CLAC, Putnam, Investors Group, Mackenzie, Square Victoria Communications Group, Gesca ltée and La Presse ltée. Mr. Desmarais holds a Bachelor of Civil Law from the University of Ottawa, a Bachelor of Arts Degree in Sociology and Political Science from McGill University. He is a member of the Québec Bar since 2009.

Paul Desmarais, Jr.

Mr. Desmarais is Chairman and Co-Chief Executive Officer of Power and Executive Co-Chairman of Power Financial. He joined Power Corporation in 1981 and assumed the position of Vice-President the following year. He served as Vice-President from 1984 to 1986, as President and Chief Operating Officer of Power Financial from 1986 to 1989, as Executive Chairman of the Board of Power Financial from 1990 to 2005, as Chairman of the Executive Committee from 2006 to 2008 and as Executive Co-Chairman from 2008 until today. He also served as Vice-Chairman of Power Corporation from 1991 to 1996. He was named Chairman and Co-CEO of Power Corporation in 1996. From 1982 to 1990 he was a member of the Management Committee of Pargesa; in 1991 he became Executive Vice-Chairman and then Executive Chairman of the Committee; in 2003 he was appointed Co-Chief Executive Officer; and in 2013 was named Chairman of the Board. He is a Director of many Power group companies in North America, including Power Corporation, Power Financial, Great-West Lifeco, Great-West Life, London Life, CLAC, Putnam, IGM, Investors Group and Mackenzie. In Europe, he is Vice-

Chairman of the Board of Groupe Bruxelles Lambert, and a Director of Total SA, Lafarge SA, and SGS SA. He was Vice-Chairman of the Board and a Director of Imerys until 2008 and a Director of GDF Suez until 2014. Mr. Desmarais is Chairman of the Canadian Council of Chief Executives. He is also active on a number of philanthropic advisory councils. In 2005, he was named an Officer of the Order of Canada, in 2009, he was named an Officer of the National Order of Québec and, in 2012, he was named Chevalier de la Légion d’honneur in France. Mr Desmarais is a Trustee of the Desmarais Family Residuary Trust.

Paul Desmarais, III

Mr. Desmarais was appointed Vice-President of Power Corporation and Power Financial in May 2014. Prior to his current position, he was Assistant Vice-President in the Risk Management Group of Lifeco beginning in 2012. Previously, he worked in project management and corporate strategy at Imerys in France. He began his career in 2004, working for five years with Goldman Sachs in the United States, in the Investment Banking and Investment Strategy Groups, as well as in the Special Situations Group. In May 2014, Mr. Desmarais was named a director of Great-West Life, London Life, CLAC, Putnam, Investors Group, Mackenzie, Pargesa, Groupe Bruxelles Lambert and Imerys. In 2000, he was awarded the Duke of Edinburgh’s Award (Gold Level). Mr. Desmarais is the Founder and Honourary Chairman of Young Canadians in Finance, which provides young professionals working in the private and public financial sectors an exclusive network that enables them to assume leading roles in this field. He served as Co-Chair of the True Patriot Love 2014 Artic Expedition to the Magnetic North Pole. He also sits on the Board of Directors of The Next 36, an organization that fast tracks the development of Canada’s most talented young innovators, turning them into the country’s outstanding future business leaders and innovators. Mr. Desmarais is the recipient of a Bachelor of Arts Degree in Economics from Harvard College (graduating Cum Laude) and he holds a Masters in Business Administration from INSEAD in France.

Alain Louvel

After receiving an MBA from Columbia University, and a masters in Economics and Political Sciences degree from the Paris University, Mr. Louvel began his professional career in 1970 as an advisor to the Department of Industry and Trade of the Quebec Government. In 1972, he joined Bank Paribas (“Paribas”) and for the next 33 years held numerous positions with Paribas in France, Canada and the United States.  He completed his career with Paribas as the Head of Risk Management for the Americas, with overall responsibilities over credit, market, counterparty and operational risk for the combined operations of Paribas and BNP following the merger which formed BNP Paribas. Mr. Louvel serves as a Director of Putnam, Mountain Asset Management LLC and World Point Terminals. He is also a Trustee of the French Institute Alliance Francaise and a French Foreign Trade Counselor. Mr. Louvel is a permanent resident of the United States with dual French and Canadian citizenship.

Paul A. Mahon

Mr. Mahon is President and Chief Executive Officer of Lifeco, Great-West Life, London Life and CLAC, a position he has held since May, 2013. Prior to that he was President and Chief Operating Officer, Canada of Lifeco, Great-West Life, London Life, CLAC and Putnam. Mr. Mahon has been with Great-West Life since 1986, and is a Director of Lifeco, Great-West Life, London Life, CLAC and Putnam. He is a member of the Canadian Council of Chief Executives. Mr. Mahon also serves on the Boards of the Canadian Life and Health Insurance Association, CancerCare Manitoba Foundation and the Misericordia Health Centre Foundation and is a member of the United Way Resource Development Standing Committee.

Jerry E.A. Nickerson

Mr. Nickerson is Chairman of the Board of H.B. Nickerson & Sons Limited, a management and holding company based in North Sydney, Nova Scotia. He is also a Director of Putnam. He has also served on the boards of various organizations, federal and provincial Crown corporations, and other public and private companies.

R. Jeffrey Orr

Mr. Orr has been Chairman of the Board of the Company since July, 2013 and of Lifeco, Great-West Life, London Life and CLAC since May, 2013. He is also President and Chief Executive Officer of Power Financial, a position he has held since May, 2005. From May, 2001 until May, 2005, Mr. Orr was President and Chief Executive Officer of IGM. Previously, he was Chairman and Chief Executive Officer of BMO Nesbitt Burns Inc. and Vice-Chairman, Investment Banking Group, Bank of Montreal. He is a Director of Lifeco, Great-West Life, London Life, CLAC and he is also a Director and Chairman of Putnam. Mr. Orr is also a Director and Chairman of IGM, Investors Group and Mackenzie, and a Director of Power Financial and Power Corporation. He is active in a number of community and business organizations.

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

Robert L. Reynolds

Mr. Reynolds is President and Chief Executive Officer of the Company since May 2014 and is also President and Chief Executive Officer of Putnam. He is also a director of Putnam and President of the Putnam Funds. He has more than 30 years of investment and financial services experience. Prior to joining Putnam in 2008, he was Vice Chairman and Chief Operating Officer of Fidelity Investments. Mr. Reynolds was named Fund Leader of the Year at the Mutual Fund Industry Awards in 2010, in recognition of a series of strategic changes that he has implemented to improve investment performance and position Putnam as an industry leader. He has restructured the money management process, overseen the development of a more investor-friendly fee structure, introduced new products, and revitalized Putnam’s commitment to the defined contribution business. Known for his innovation and thought leadership, he has spoken out on retirement savings reform, calling for a new generation of workplace savings plans. Over more than 20 years, Mr. Reynolds has been an architect of the modern retirement industry by popularizing employer-sponsored 401(k) plans. In 2005, Mr. Reynolds received a Lifetime Achievement Award from PLANSPONSOR magazine for his contributions to the retirement services industry. Under his leadership, Putnam was named the inaugural recipient of the Retirement Leader of the Year award at the 18th Annual Mutual Fund Industry Awards in 2011 for its initiatives and innovative solutions in the workplace savings arena. Mr. Reynolds currently serves on several not-for-profit boards, including those of West Virginia University Foundation, Concord Museum, Dana-Farber Cancer Institute, and the Initiative for a Competitive Inner City in Boston. He is a member of the Chief Executives Club of Boston and the Council on Competitiveness, and he is a former president of the Commercial Club of Boston. Among many awards and recognitions, Mr. Reynolds received an Honorary Doctorate in Business Administration from West Virginia University, and a President’s Medal of Excellence from Boston College. He earned a B.S. in Business Administration/Finance from West Virginia University.

Henri-Paul Rousseau

Mr. Rousseau is Vice-Chairman of Power Financial and Power Corporation, positions he has held since January, 2009. He was President and Chief Executive Officer of la Caisse de dépôt et placement du Québec from May, 2005 until May, 2008 and Chairman and Chief Executive Officer from September, 2002 until April, 2005. He was President and Chief Executive Officer of Laurentian Bank of Canada from 1994 until 2002 and prior to that held senior offices with Boréal Assurances Inc. and the National Bank of Canada. Mr. Rousseau was an economics professor at Université Laval from 1975 until 1986 and at Université du Québec à Montréal from 1973 until 1975. He is a Director of Lifeco, Great-West Life, London Life, CLAC and Putnam. He is also a Director of IGM, Investors Group and Mackenzie. He is a Director of GFMA (Global Financial Markets Association). He received doctorates Honoris Causa from Concordia University, from Université Lumière Lyon 2 (France), from Université Laval and from Université de Sherbrooke. Mr. Rousseau is active in a number of community and non-profit organizations.

Raymond Royer

Mr. Royer was President and Chief Executive Officer and a Director of Domtar Inc. from 1996 until December, 2008. He was previously President and Chief Operating Officer of Bombardier Inc. Mr. Royer is a Director of Lifeco, Great-West Life, London Life, CLAC and Putnam. Mr. Royer is also a Director of Power Financial. He was a Director of Shell Canada Limited until 2007. He is a Member of the International Advisory Board of École des Hautes Études Commerciales of Montréal. He is an Officer of the Order of Canada and of the National Order of Québec.

T. Timothy Ryan, Jr.

Mr. Ryan served as a Vice-Chairman of Regulatory Affairs at JPMorgan Chase from 2013 to 2014. Prior to joining JPMorgan, he was President and Chief Executive Officer of the Securities and Financial Markets Association (“SIFMA”) from 2008 to 2013. Mr. Ryan is a member of the Board of Markit, where he serves on its Nominating and Governance Committee. He is a director of Lifeco, Great-West Life, London Life, CLAC, Putnam, Power Corporation and Power Financial. He previously served as a director of the Company from May 2010 to May 2013. He has also served as a director of Lloyds Banking Group. He was a private sector member of the Global Markets Advisory Committee for the National Intelligence Council (NIC) (2007 - 2011). Mr. Ryan served from 2000 to 2004 as a Board Member and Chairman of the Audit Committee at Koram Bank in Seoul, Korea and served from 2001 to 2012 as a Board Member and Chairman of the Finance Committee for the US Japan Foundation.

Jerome J. Selitto

Mr. Selitto served as a Director and as the President and Chief Executive Officer of PHH Corporation (“PHH”), a leading outsource provider of mortgage and fleet management services, from October 2009 to January 2012.  Prior to joining PHH, Mr. Selitto most recently worked at Ellie Mae, Inc., a provider of enterprise solutions, including an online network, software and services for the residential mortgage industry. While at Ellie Mae, Mr. Selitto initially served as a senior consultant beginning in 2007 and, later in 2007 through 2009, as Executive Vice-President, Lender Division.  In 2000, Mr. Selitto founded and served as Chief Executive Officer of DeepGreen Financial, a privately-held, innovative web-based federal savings bank and mortgage company that grew to become one of the nation’s most successful online home equity lenders. From 1992 to 1999, he served as co-founder and Vice Chairman of Amerin Guaranty Corporation (now Radian Guaranty), a mortgage insurance company. Mr. Selitto previously served as a Managing Director at First Chicago Corporation and PaineWebber Inc., and as a senior executive at Kidder, Peabody & Co., William R. Hough & Company, and the Florida Federal Savings and Loan Association. Mr. Selitto is a Director of Lifeco, Great-West Life, London Life, CLAC and Putnam.

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

Brian E. Walsh

Mr. Walsh is Chairman and Chief Investment Officer of Saguenay Strathmore Capital, LLC, a money management and investment advisory company, a position that he has held since September, 2011. He was previously Managing Partner of Saguenay Capital, LLC from January, 2001 to September, 2011. Mr. Walsh has over 30 years of investment banking, international capital markets and investment management experience. He had a long career at Bankers Trust culminating in his appointment as Co-head of Global Investment Banking and as a member of the Management Committee. Mr. Walsh is a Director of Lifeco, Great-West Life, London Life and CLAC. Mr. Walsh also serves on the Board of Directors of Putnam, and serves on the International Advisory Board of École des Hautes Études Commerciales of Montréal.

10.2  Identification of Executive Officers

Executive	Age	Officer from	Principal Occupation(s) for Last Five Years
Robert L. Reynolds President and Chief Executive Officer	62	2014	President and Chief Executive Officer of the Company since May 2014; also President and Chief Executive Officer, Putnam Investments, LLC
Edmund F. Murphy III President, Empower Retirement	53	2014	President, Empower Retirement of the Company since September 2014; previously Head of Defined Contribution, Putnam Investments, LLC
David L. Musto Executive Vice President, Empower Retirement	47	2014
Executive Vice President, Empower Retirement since September 2014; previously Chief Executive Officer, J. P. Morgan Retirement Plan Services LLC from 2010-2014; previously Chief Operating Officer, J.P. Morgan Retirement Plan Services LLC

Charles P. Nelson Executive Vice President, Empower Retirement	54	2008	Executive Vice President, Empower Retirement since September 2014; previously President, Great-West Retirement Services
Robert K. Shaw Executive Vice President, Individual Markets	59	2008	Executive Vice President, Individual Markets of the Company
Ernie P. Friesen Senior Vice President and Chief Investment Officer, General Account	52	2013	Senior Vice President and Chief Investment Officer, General Account of the Company
William S. Harmon Senior Vice President, 401(k) Standard Markets	48	2013	Senior Vice President, 401(k) Standard Markets of the Company
Jeffrey W. Knight Senior Vice President and Chief Information Officer	57	2014
Senior Vice President and Chief Information Officer of the Company since October 2014; previously Vice President, Information Systems since October 2013; previously Assistant Vice President, Information Systems; previously Chief Information Officer, Integrated Asset Services from January 2011 - March 2012; previously Managing Director, Bank Technologies, Charles Schwab

Louis J. Mannello, Jr. Senior Vice President and Chief Financial Officer	50	2014	Senior Vice President and Chief Financial Officer of the Company since August 2014; previously Partner, KPMG LLP
Richard G. Schultz Senior Vice President, General Counsel and Secretary	54	2008	Senior Vice President, General Counsel and Secretary of the Company
Catherine S. Tocher Senior Vice President and Chief Investment Officer, Separate Accounts	54	2013	Senior Vice President and Chief Investment Officer, Separate Accounts of the Company

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

Item 11.
Executive Compensation

11.1 Compensation Discussion and Analysis

1. Compensation of the current President and Chief Executive Officer

Robert L. Reynolds joined the Company as President and Chief Executive Officer on May 8, 2014. Mr. Reynolds is also President and Chief Executive Officer of Putnam Investments, LLC (“Putnam”), an affiliate of the Company.

Mr. Reynolds’ compensation is paid by Putnam under Putnam’s compensation program. A portion of Mr. Reynolds’ base salary and annual bonus is allocated to, and reimbursed by, the Company for services provided to the Company. The allocation is determined by the Company’s Compensation Committee and Putnam’s Compensation Committee. The portion of Mr. Reynolds’ base salary and annual bonus allocated to the Company is reflected in the Summary Compensation Table (Section 11.4).

The information in this Item 11 relates to the executive compensation program of the Company and does not apply to Mr. Reynolds. For purposes of this Item 11, the term “Named Executive Officers” does not include Mr. Reynolds.

2.  General

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

The main objectives of the executive compensation program are to:

·                  attract, retain and reward qualified and experienced executives who will contribute to the success of the Company;
·                  motivate executive officers to meet annual corporate, divisional, and individual performance goals; and
·                  enhance long-term shareholder and policyholder value.

More specifically, the executive compensation program is designed to reward the following:

·                  excellence in crafting and executing strategies that will produce significant value for the shareholders and policyholders over the long term;
·                  management vision and an entrepreneurial approach;
·                  quality of decision-making;
·                  strength of leadership;
·                  record of performance over the long term; and
·                  initiating and implementing transactions and activities that create shareholder and policyholder value.

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

The executive compensation programs consist of five primary components:

·                  base salary;
·                  annual incentive bonus;
·                  share units;
·                  options for Lifeco common shares; and
·                  retirement benefits.

The primary role of each of these components is presented in the table below:

Base Salary	Reflect skills, competencies, experience and performance of the Named Executive Officers
Annual Incentive Bonus	Reflect performance for the year
Share Units	More closely align the medium term interests of the Named Executive Officers with the interests of the shareholders
Stock Options	More closely align the long term interests of the Named Executive Officers with the interests of the shareholders
Retirement Benefits	Provide for appropriate replacement income upon retirement based on years of service with the Company

Base salary, annual incentive bonus, share units and retirement benefits are determined by the Compensation Committee for the executive officers (including the Named Executive Officers). The long-term compensation component in the form of options for Lifeco common shares is determined and administered by Lifeco’s Compensation Committee. For the Named Executive Officers, the annual incentive bonus, share unit and stock option components are an essential part of their compensation.

The President and Chief Executive Officer participates in the compensation setting process for the other Named Executive Officers by evaluating individual performance, establishing individual performance targets and objectives and recommending salary levels.

3.  Base Salary

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

4.  Bonuses

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

5.  Share Units

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

7.  Pension Benefits

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

For employees participating in the Defined Benefit Plan, the Company matches 50% of the first 5% of salary contributed as pre-tax and/or Roth contributions.  For employees who do not participate in the Defined Benefit Plan, the Company matches 50% of salary contributed as the first 8% of pre-tax and/or Roth contributions.

The 401(k) Plan offers a variety of investment options, including variable funds, collective funds, a stable value fund, Lifeco common shares (company matching contributions only) and a self-directed investment option.

8.  Nonqualified Deferred Compensation

To provide market competitive compensation to certain key executives, the Company also has a nonqualified deferred compensation plan (“NQDCP”) and a nonqualified executive deferred compensation plan (“EDCP”).  See Section 11.9 below for information on the participation of the Named Executive Officers in these plans and a description of the terms of the plans.

9.  Perquisites Program

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

During his term as President and Chief Executive Officer, Mitchell T.G. Graye received a yearly car lease benefit.  Executive Vice Presidents receive a fixed car allowance of $800 per month.   Senior Vice Presidents receive a fixed car allowance of $600 per month.

11.2  Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management of the Company and based on such review and discussions, recommends to the Board of Directors that the Compensation and Analysis be included in this Form 10-K.

Compensation Committee Members:

R. J. Orr (Chairman)
M.R. Coutu
A. Desmarais
P. Desmarais, Jr.
P.A. Mahon
T.T. Ryan, Jr.
B.E. Walsh

11.3  Compensation Committee Interlocks and Insider Participation

None.

11.4  Summary Compensation Table

The following table sets out the portion of Robert L. Reynolds’ base salary and annual bonus allocated to the Company for the period May 8, 2014 to December 31, 2014 (See Section 11.1(1) above for further information on this allocation). The table also sets out compensation earned in 2014 by other individuals who (i) served as Chief Executive Officer or Chief Financial Officer of the Company during 2014; and (ii) were the other three most highly compensated executive officers of the Company at December 31, 2014 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)(3)	Stock Awards ($)(4)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)(6)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(7)	All Other Compensation ($)(8)	Total ($)
Robert L. Reynolds	2014	192,419	—	—	—	2,429,435	—	84,601	2,706,455
President and
Chief Executive Officer
Mitchell T.G. Graye (1)	2014	528,308	400,000	729,302	554,659	757,500	126,997	147,893	3,244,659
President and	2013	999,615	—	706,246	558,144	1,499,423	1,669,624	156,956	5,590,008
Chief Executive Officer	2012	969,615	—	748,403	516,420	1,454,423	4,354,499	154,837	8,198,197
Louis J. Mannello, Jr.(2)	2014	151,635	—	—	174,726	113,726	—	42,980	483,067
Senior Vice President and
Chief Financial Officer
Charles P. Nelson	2014	697,281	500,000	302,407	192,997	871,601	701,785	80,757	3,346,828
Executive Vice President,	2013	677,373	—	285,055	194,256	674,528	8,095	80,658	1,919,965
Empower Retirement	2012	659,208	—	255,797	175,788	645,826	894,424	80,533	2,711,576
Robert K. Shaw	2014	520,988	250,000	190,571	144,866	651,236	1,598,774	21,600	3,378,035
Executive Vice President,	2013	499,177	—	192,652	143,640	449,608	340,254	21,475	1,646,806
Individual Markets	2012	478,781	—	147,084	128,592	445,266	2,064,098	21,350	3,285,171
William S. Harmon	2014	411,042	19,500	128,793	83,503	321,517	335,106	19,200	1,318,661
Senior Vice President,	2013	399,292	—	144,928	83,904	274,513	—	19,075	921,712
401(k) Standard Markets	2012	388,331	—	150,216	75,924	291,248	257,873	18,760	1,182,352

(1) Mr. Graye retired as President and Chief Executive Officer and principal financial officer of the Company on May 8, 2014.

(2) Mr. Mannello joined the Company as Senior Vice President and Chief Financial Officer on August 11, 2014.

(3) For Messrs. Graye, Nelson and Shaw, these were special bonuses related to the acquisition of J.P. Morgan Retirement Plan Services LLC. Mr. Harmon received a special bonus of $15,000 related to the acquisition of certain retirement business from Federated Retirement Plan Services Company and a special bonus of $4,500 related to the acquisition of J.P. Morgan Retirement Plan Services LLC.

(4)  This relates to share units granted under the Executive Share Unit Plan.  The amounts are the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718.

(5) This relates to Lifeco options granted under the Lifeco Option Plan. The amounts are the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. For further information, see Note 20 to the Company’s December 31, 2014 Financial Statements contained in Item 8 of this Form 10-K.

(6) For Messrs. Graye, Mannello, Nelson, Shaw and Harmon, these are bonuses earned under the Annual Incentive Bonus Plan.

(7) The change in pension value and nonqualified deferred compensation earnings are as follows:

(a)  Mr. Graye had a change in actuarial present value under the Defined Benefit Plan of $126,997 and a change in actuarial present value under the SERP of negative $8,103,803.

(b)  Mr. Nelson had a change in actuarial present value under the Defined Benefit Plan of $389,429, a change in actuarial present value under the SERP of $304,066 and above market earnings under the EDCP of $8,290.  For each of the Named Executive Officers participating in the EDCP, above average earnings equaled total earnings less 3.288% of total earnings (3.288% being 120% of the applicable federal long-term rate at December 31, 2014).

(c)  Mr. Shaw had a change in actuarial present value under the Defined Benefit Plan of $393,256, a change in actuarial present value under the SERP of $1,192,501 and above market earnings under the EDCP of $13,017.

(d)  Mr. Harmon had a change in actuarial present value under the Defined Benefit Plan of $335,106.

(8)  The components of other compensation for each of the Named Executive Officers are as follows:

(a)  Mr. Reynolds received $84,601 in respect of directors’ fees.

(b) Mr. Graye received (i) a car lease benefit of $4,550; (ii) a perquisites account reimbursement of $5,000; (iii) a 401(k) Plan employer contribution of $6,500; (iv) $51,869 in respect of directors’ fees; (v) a $58,270 payment for unused paid absence leave; and (vi) $21,704 for reimbursement of commuting expenses.

(c) Mr. Mannello received (i) a car allowance of $2,400; (ii) a perquisites account reimbursement of $450; (iii) $12,272 for reimbursement of commuting expenses; and (iv) $27,858 for reimbursement of relocation expenses.

(d) Mr. Nelson received (i) a housing benefit of $59,183 (determined by calculating a lost investment return on the money used by the Company to contribute toward the purchase of a house for use by Mr. Nelson equal to the 30-year agency mortgage backed security rate of 6.07% in effect on June 9, 2008, the purchase date, less a 35% corporate tax rate on income earned); (ii) a car allowance of $9,600; (iii) a perquisites account reimbursement of $5,474; and (iv) a 401(k) Plan employer contribution of $6,500.

(e)  Mr. Shaw received (i) a car allowance of $9,600; (ii) a perquisites account reimbursement of $5,500; and (iii) a 401(k) Plan employer contribution of $6,500.

(f)  Mr. Harmon received (i) a car allowance of $7,200; (ii) a perquisites account reimbursement of $5,500; and (iii) a 401(k) plan employer contribution of $6,500.

11.5   Grants of Plan-Based Awards for 2014

1.  Table

The following table sets out information with respect to grants to the Named Executive Officers under the Annual Incentive Bonus Plan, Executive Share Unit Plan and Lifeco Option Plan.

Name	Thresholds ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Share)(3)	Grant Date Fair Value of Stock and Option Awards ($)
M.T.G. Graye	—	528,308	792,462	25,074	100,300	28.18	1,283,961
L.J. Mannello	—	113,726	142,158	—	31,100	28.60	175,093
C.P. Nelson	—	697,281	871,601	10,397	34,900	28.18	495,404
R.K. Shaw	—	520,988	651,236	6,552	26,200	28.18	335,437
W.S. Harmon	—	308,282	385,352	4,428	15,100	28.18	212,296

(1) These are Executive Share Units granted under the Executive Share Unit Plan.  The grant date was January 1, 2014.  The Company’s Compensation Committee approved the grants on February 11, 2014.

(2) These are Lifeco options granted under the Lifeco Option Plan.  The grant date was March 1, 2014.  The Lifeco Compensation Committee approved the grants on February 11, 2014.

(3) Lifeco options are issued with an exercise price in Canadian dollars, which have been translated to U.S. dollars at 1.00/1.105 which was Lifeco’s average rate for the year (the “Conversion Rate”).

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

For 2014:

(i)     Mr. Graye had an opportunity to earn 100% of base salary earned in 2014 if earnings targets were met and up to 150% of base salary if earnings targets were exceeded by specified amounts;

(ii)    Mr. Mannello was guaranteed a bonus payment equal to 75% of base salary earned in 2014;

(iii)   Mr. Nelson had an opportunity to earn up to 100% of base salary earned in 2014 if certain earnings, expense, sales and individual objectives were met, and an additional 25% of base salary on a discretionary basis;

(iv)   Mr. Shaw had an opportunity to earn up to 100% of base salary earned in 2014 if certain earnings, expense, sales and individual objectives were met, and an additional 25% of base salary on a discretionary basis; and

(v)  Mr. Harmon had an opportunity to earn up to 75% of base salary earned in 2014 if certain earnings, expenses, sales and individual objectives were met, and an additional 18.75% of base salary on a discretionary basis.

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

11.6  Outstanding Equity Awards at 2014 Fiscal Year End

The following table sets out Lifeco options held by the Named Executive Officers under the Lifeco Option Plan, and Executive Share Units held by the Named Executive Officers under the Executive Share Unit Plan, as of December 31, 2014.

	Option Awards					Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)(8)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(11)
M.T.G. Graye	280,000	—		27.00	December 13, 2015	33,179	(9)	1,008,582
	275,000	—		28.29	May 12, 2018	26,075	(10)	792,633
	105,900	—		24.58	June 30, 2019
	151,000	—		20.96	June 30, 2019
	122,400	—		24.55	June 30, 2019
	100,300	—		28.18	June 30, 2019
L.J. Mannello	—	31,100	(7)	28.60	August 17, 2024
C.P. Nelson	110,000	—		33.69	February 28, 2017	13,392	(9)	407,093
	77,732	32,268	(1)	25.88	March 24, 2018	10,812	(10)	328,665
	22,320	14,880	(3)	24.58	February 28, 2021
	20,560	30,840	(4)	20.96	February 28, 2022
	8,520	34,080	(5)	24.55	February 28, 2023
	—	34,900	(6)	28.18	February 29, 2024
R.K. Shaw	41,120	10,280	(2)	24.56	February 29, 2020	9,051	(9)	275,134
	15,960	10,640	(3)	24.58	February 28, 2021	6,814	(10)	207,133
	15,040	22,560	(4)	20.96	February 28, 2022
	6,300	25,200	(5)	24.55	February 28, 2023
	—	26,200	(6)	28.18	February 29, 2024
W.S. Harmon	6,320	1,580	(2)	24.56	February 29, 2020	6,809	(9)	206,981
	4,800	3,200	(3)	24.58	February 28, 2021	4,605	(10)	139,984
	8,880	13,320	(4)	20.96	February 28, 2022
	3,680	14,720	(5)	24.55	February 28, 2023
	—	15,100	(6)	28.18	February 29, 2024

(1)    These options vest as follows: 16,133 on March 25, 2015 and 16,135 on September 25, 2015.

(2)    These options vest 20% of the total grant on March 1, 2015.

(3)    These options vest 20% of the total grant on each of March 1, 2015 and 2016.

(4)    These options vest 20% of the total grant on each of March 1, 2015, 2016, and 2017.

(5)    These options vest 20% of the total grant on each of March 1, 2015, 2016, 2017 and 2018.

(6)    These options vest 20% of the total grant on each of March 1, 2015, 2016, 2017, 2018 and 2019.

(7)    These options vest 20% of the total grant on each of August 18, 2015, 2016, 2017, 2018 and 2019.

(8)    Lifeco options are issued with an exercise price in Canadian dollars, which have been translated to U.S. dollars at the Conversion Rate.

(9)  These Executive Share Unit grants vest on December 31, 2015.

(10)  These Executive Share Unit grants vest on December 31, 2016.

(11)  The market value of Executive Share Units held as of December 31, 2014 is based on the year-end closing price of Lifeco common shares on the Toronto Stock Exchange, translated into U.S. dollars at the Conversion Rate.

11.7  Option Exercises and Stock Vested for 2014

The following table sets out Lifeco options exercised by, and Executive Share Units vested for, the Named Executive Officers in 2014.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Aquired on Vesting (#)	Value Realized on Vesting ($)
M.T.G. Graye	—	—	44,308	1,266,769
C.P. Nelson	—	—	15,341	438,598
R.K. Shaw	—	—	8,821	252,195
W.S. Harmon	—	—	9,090	257,565

11.8  Pension Benefits for 2014

1.  Table

The following table sets out information with respect to the participation of the Named Executive Officers in the Defined Benefit Plan and the SERP.

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($)
M.T.G. Graye	Defined Benefit Plan	22	730,028	24,035
	SERP	22	—	13,424,490
C.P. Nelson	Defined Benefit Plan	32	1,495,780	—
	SERP	32	2,248,619	—
R.K. Shaw	Defined Benefit Plan	37	1,883,584	—
	SERP	37	4,105,255	—
W.S. Harmon	Defined Benefit Plan	28	1,066,596	—

(1)         The amounts shown in the table are calculated according to the terms of the plans based on age and years of service as of December 31, 2014.  These amounts are based on pay through December 31, 2014.  The present value of accumulated benefit under the plans equals the actuarial present value of the annuity earned as of December 31, 2014, payable at age 65 for the Defined Benefit Plan and age 62 for the SERP, discounted to December 31, 2014 at the applicable discount rate for December 31, 2014.  Benefits calculated under the SERP are the termination benefit.

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

11.9  Nonqualified Deferred Compensation for 2014

1.  Table

The following table sets out information with respect to the participation of the Named Executive Officers in the NQDCP and/or EDCP.

Name	Plan Name	Executive Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawls or Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
C.P. Nelson	EDCP	—	23,648	—	491,447
R.K. Shaw	NQDCP	—	34,000	—	466,603
	EDCP	93,491	37,352	—	796,610

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

Under the NQDCP, participants specify one or more investment preferences in which deferrals are deemed to be invested.  Participant accounts are adjusted for interest, earnings or losses equal to the actual results of the deemed investment(s).  Under the EDCP, participant deferrals earn an interest rate equal to the Moody’s Average Annual Corporate Bond Index rate plus .45% for active participants and fixed rates ranging from 6.37% to 7.91% for participants receiving benefits.

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

11.10  Compensation of Company Directors for 2014

1.  Table

The Company compensates Directors who are not also Directors of Lifeco or Great-West Life (“Company Directors”).  The following sets out compensation earned in 2014 by the Company Directors.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
J.L. Bernbach	74,000	50,000	156	124,156
M.T.G. Graye	34,895	16,896	78	51,869
A. Louvel	91,000	50,000	156	141,156
J.E.A. Nickerson	85,000	50,000	156	135,156
R.L. Reynolds	51,242	33,242	117	84,601

(1)    Messrs. Bernbach, Louvel, Nickerson and Reynolds received their payment in cash.  Mr. Graye received his payment in Deferred Share Units under the voluntary component of the Company’s Director Deferred Share Unit Plan (“DSUP”).  The value for these Deferred Share Units is the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)    These amounts represent Deferred Share Units granted under the mandatory component of the DSUP.  The value for these Deferred Share Units is the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

As of December 31, 2014, Mr. Bernbach held 19,377 Deferred Share Units, Mr. Graye held 38,516 Deferred Share Units, Mr. Louvel held 19,179 Deferred Share Units, Mr. Nickerson held 23,601 Deferred Share Units and Mr. Reynolds held 1,157 Deferred Share Units.

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

Item 12.
Security Ownership of Certain Beneficial Owners and Management

12.1  Security Ownership of Certain Beneficial Owners

Set forth below is certain information, as of January 1, 2015, concerning beneficial ownership of the voting securities of the Company by entities and persons who beneficially own more than 5% of the voting securities of the Company.  The determinations of “beneficial ownership” of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This rule provides that securities will be deemed to be “beneficially owned” where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of the securities or (2) the right to acquire any such power within 60 days after the date such “beneficial ownership” is determined.

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

(6)    71% of the outstanding common shares of Great-West Lifeco Inc. are controlled, directly or indirectly, by Power Financial Corporation, 751 Victoria Square, Montréal, Québec, Canada H2Y 2J3, representing approximately 65% of the voting rights attached to all outstanding voting shares of Great-West Lifeco Inc.

(7)    65.73% of the outstanding common shares of Power Financial Corporation are owned by 171263 Canada Inc., 751 Victoria Square, Montréal, Québec, Canada H2Y 2J3.

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

12.2  Security Ownership of Management

The following tables set out the number of equity securities and exercisable options for equity securities of the Company or any of its parents or subsidiaries, beneficially owned, as of January 1, 2015, by (i) the directors of the Company (ii) the Named Executive Officers and (iii) the directors and executive officers of the Company as a group.

Directors	Great-West Lifeco Inc. (1)	Power Financial Corporation (2)	Power Corporation of Canada (3)
J.L. Bernbach	—	—	—
M.R. Coutu	10,000	—	—
A. Desmarais	350,000	43,200	836,818 2,206,950 options
O. Desmarais	1,013	—	1,011
P. Desmarais, Jr.	100,000	—	76,045 2,206,950 options
P. Desmarais III	—	—	45
A. Louvel	—	—	—
P.A. Mahon	135,663	—	—
J.E.A. Nickerson	20,000	40,000	40,000
R.J. Orr	20,000	400,400 3,684,341 options	—
M. Plessis-Bélair	40,000	6,000	240,426 209,975 options
R.L. Reynolds	—	—	—
H.P. Rousseau	2,800	5,400	14,067 685,715 options
R. Royer	15,000	174,000	—
T. Timothy Ryan, Jr.	—	—	—
J.J. Selitto	—	—	—
G.D. Tretiak	—	—	7,456
B.E. Walsh	—	—	—

Named Executive Officers	Great-West Lifeco Inc. (1)	Power Financial Corporation (2)	Power Corporation of Canada (3)
R.L. Reynolds	—	—	—
L.J. Mannello, Jr.	—	—	—
C.P. Nelson	29,063 239,132 options	—	—
R.K. Shaw	3,568 78,420 options	—	—
W.S. Harmon	2,777 23,680 options	—	—

Directors and Executive Officers as a Group	Great-West Lifeco Inc. (1)	Power Financial Corporation (2)	Power Corporation of Canada (3)
	835,524 341,235 options	669,000 3,684,341 options	1,215,868 5,309,590 options

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

The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by the directors and executive officers as a group represents 1.5% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding.

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

Item 14.
Principal Accounting Fees and Services

14.1  Principal Accounting Fees

For the years ended December 31, 2014 and 2013, professional services were performed by Deloitte & Touche LLP (“D&T”).  The total fees for these services were $9,222,800 and $7,334,000 for the years ended December 31, 2014 and 2013, respectively, and were composed of the following:

Audit fees - The aggregate fees billed for the audit of the Company’s and its subsidiaries’ annual financial statements for the fiscal years ended December 31, 2014 and 2013, and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q, were $8,320,700 and $6,522,400, respectively.

Audit related fees - The aggregate fees billed for audit related services for the fiscal years ended December 31, 2014 and 2013 were $897,300 and $811,600, respectively.  These services included Statement on Standards for Attestation Engagements No. 16, Reporting on Controls at a Service Organization internal control reports and audits of the Company’s employee benefit plans.

Tax fees - The aggregate fees billed for tax services for the fiscal years ended December 31, 2014 and 2013 were $4,800 and $0, respectively.

All other fees - The aggregate fees for services not included above were $0 for the years ended December 31, 2014 and 2013, respectively.

14.2  Pre-approval Policies and Procedures

The Audit Committee pre-approves all services, including both audit and non-audit services, provided by D&T.  Each year, the Audit Committee receives a schedule of the audit, audit-related and tax services that it is asked to approve for the year before D&T may be engaged.

None of the services described in this Item 14 were approved by the Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X, the de minimis safe harbor exemption from pre-approval requirements.  The amount of hours expended on D&T’s audit of the Company’s financial statements for 2014 attributable to work performed by persons other than D&T’s full-time, permanent employees was less than 50%.

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

15.2          Index to Exhibits

Exhibit Number	Title	Page
3(i)	Amended and Restated Articles of Incorporation of Great-West Life & Annuity Insurance Company Filed as Exhibit 3(i) to Registrant’s Form 10-K for the year ended December 31, 2006
3(ii)	Bylaws of Great-West Life & Annuity Insurance Company Filed as Exhibit 3(ii) to Registrant’s Form 10-K for the year ended December 31, 2006
10	Material Contracts

10.1	Great-West Lifeco Inc. Stock Option Plan filed as Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 2013 and incorporated herein by reference
10.2	Supplemental Executive Retirement Plan Filed as Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference
10.3	Executive Deferred Compensation Plan Filed as Exhibit 10.3 to Registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference
10.4	Deferred Share Unit Plan Filed as Exhibit 10.4 to Registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference
10.5	Executive Long-Term Disability Plan Filed as Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference
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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

/s/	Robert L. Reynolds
Robert L. Reynolds
President and Chief Executive Officer

Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature and Title	Date

/s/	Robert L. Reynolds	February 27, 2015
Robert L. Reynolds
President and Chief Executive Officer
and a Director

/s/	Louis J. Mannello, Jr.	February 27, 2015
Louis J. Mannello, Jr.
Senior Vice President, Chief Financial Officer and Principal Accounting Officer

/s/	John L. Bernbach *	February 27, 2015
John L. Bernbach, Director

/s/	Marcel R. Coutu *	February 27, 2015
Marcel R. Coutu, Director

/s/	André Desmarais *	February 27, 2015
André Desmarais, Director

/s/	Olivier Desmarais *	February 27, 2015
Olivier Desmarais, Director

	Signature and Title	Date

/s/	Paul Desmarais, Jr. *	February 27, 2015
Paul Desmarais, Jr., Director

/s/	Paul Desmarais, III *	February 27, 2015
Paul Desmarais, III, Director

/s/	Alain Louvel *	February 27, 2015
Alain Louvel, Director

/s/	Paul A. Mahon*	February 27, 2015
Paul A. Mahon, Director

/s/	Jerry E.A. Nickerson *	February 27, 2015
Jerry E.A. Nickerson, Director

/s/	R. Jeffrey Orr *	February 27, 2015
R. Jeffrey Orr, Chairman of the Board

/s/	Michel Plessis-Bélair *	February 27, 2015
Michel Plessis-Bélair, Director

/s/	Henri-Paul Rousseau *	February 27, 2015
Henri-Paul Rousseau, Director

/s/	Raymond Royer *	February 27, 2015
Raymond Royer, Director

/s/	T. Timothy Ryan, Jr. *	February 27, 2015
T. Timothy Ryan, Jr., Director

/s/	Jerome J. Selitto *	February 27, 2015
Jerome J. Selitto, Director *

/s/	Gregory D. Tretiak *	February 27, 2015
Gregory D. Tretiak, Director

/s/	Brian E. Walsh *	February 27, 2015
Brian E. Walsh, Director

* By:	/s/ Richard G. Schultz	February 27, 2015
Richard G. Schultz
Attorney-in-fact pursuant to filed Power of Attorney