Form 10-Q
period 2015-03-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2015-05-13
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐         No ☒

As of May 1, 2015, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

Part I     Financial Information
Item1.    Interim Financial Statements

 GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
March 31, 2015 and December 31, 2014
(In Thousands, Except Share Amounts)
(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $17,002,708 and $18,953,144)	$18,367,667	$20,162,078
Fixed maturities, held-for-trading, at fair value (amortized cost $122,978 and $331,081)	129,752	338,543
Mortgage loans on real estate (net of allowances of $2,890 and $2,890)	3,440,183	3,363,570
Policy loans	4,125,285	4,130,062
Short-term investments (amortized cost $2,434,626 and $263,501)	2,434,626	263,501
Limited partnership and other corporation interests	47,481	49,421
Other investments	15,485	16,068
Total investments	28,560,479	28,323,243

Other assets:
Cash	8,132	12,775
Reinsurance receivable	612,184	611,270
Deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”)	358,898	378,694
Investment income due and accrued	309,291	278,886
Collateral under securities lending agreements	89,906	13,741
Due from parent and affiliates	49,908	47,193
Goodwill	137,683	137,683
Other intangible assets	26,891	27,915
Other assets	843,525	773,651
Assets of discontinued operations	23,852	24,324
Separate account assets	28,611,411	27,718,844
Total assets	$59,632,160	$58,348,219

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
March 31, 2015 and December 31, 2014
(In Thousands, Except Share Amounts)
(Unaudited)

	March 31, 2015	December 31, 2014
Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$26,141,356	$25,968,411
Policy and contract claims	345,853	339,104
Policyholders’ funds	296,602	335,484
Provision for policyholders’ dividends	57,390	58,577
Undistributed earnings on participating business	20,990	20,050
Total policy benefit liabilities	26,862,191	26,721,626

General liabilities:
Due to parent and affiliates	566,048	547,266
Commercial paper	89,989	98,589
Payable under securities lending agreements	89,906	13,741
Deferred income tax liabilities, net	385,868	314,616
Other liabilities	755,160	771,700
Liabilities of discontinued operations	23,852	24,324
Separate account liabilities	28,611,411	27,718,844
Total liabilities	57,384,425	56,210,706

Commitments and contingencies (See Note 13)

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	778,464	777,664
Accumulated other comprehensive income	691,137	603,018
Retained earnings	771,102	749,799
Total stockholder’s equity	2,247,735	2,137,513
Total liabilities and stockholder’s equity	$59,632,160	$58,348,219

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Income
Three Months Ended March 31, 2015 and 2014
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Premium income	$145,703	$131,854
Fee income	225,277	166,513
Other revenue	1,820	—
Net investment income	358,856	300,023
Realized investment gains (losses), net:
Total other-than-temporary gains (losses)	(558)	(688)
Other-than-temporary (gains) losses transferred to other comprehensive income (loss)	108	—
Other realized investment gains (losses), net	18,650	27,597
Total realized investment gains (losses), net	18,200	26,909
Total revenues	749,856	625,299
Benefits and expenses:
Life and other policy benefits	149,539	149,889
Increase in future policy benefits	17,351	4,580
Interest credited or paid to contractholders	142,891	132,133
Provision for policyholders’ share of losses on participating business	(451)	(352)
Dividends to policyholders	18,341	20,129
Total benefits	327,671	306,379
General insurance expenses	244,484	164,086
Amortization of DAC and VOBA	17,556	403
Interest expense	9,637	9,326
Total benefits and expenses	599,348	480,194
Income before income taxes	150,508	145,105
Income tax expense	51,896	50,354
Net income	$98,612	$94,751

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2015 and 2014
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$98,612	$94,751
Components of other comprehensive income
Unrealized holding gains (losses), net, arising on available-for-sale fixed maturity investments	181,375	311,298
Unrealized holding gains (losses), net, arising on cash flow hedges	17,155	884
Reclassification adjustment for (gains) losses, net, realized in net income	(30,437)	(22,218)
Net unrealized gains (losses) related to investments	168,093	289,964
Future policy benefits, DAC and VOBA adjustments	(35,129)	(57,248)
Employee benefit plan adjustment	2,603	—
Other comprehensive income before income taxes	135,567	232,716
Income tax expense related to items of other comprehensive income	47,448	81,450
Other comprehensive income(1)	88,119	151,266
Total comprehensive income	$186,731	$246,017

(1) Other comprehensive income includes the non-credit component of impaired gains (losses), net, on fixed maturities available-for-sale in the amounts of $(2,543) and $1,772 for the three months ended March 31, 2015 and 2014, respectively.

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Stockholder’s Equity
Three Months Ended March 31, 2015 and 2014
(In Thousands)
(Unaudited)

	Three Months Ended March 31, 2015

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
Balances, January 1, 2015	$7,032	$777,664	$603,018	$749,799	$2,137,513
Net income				98,612	98,612
Other comprehensive income, net of income taxes			88,119		88,119
Dividends				(77,309)	(77,309)
Capital contribution - stock-based compensation		525			525
Income tax benefit on stock-based compensation		275			275
Balances, March 31, 2015	$7,032	$778,464	$691,137	$771,102	$2,247,735

	Three Months Ended March 31, 2014

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
Balances, January 1, 2014	$7,032	$774,115	$345,754	$748,831	$1,875,732
Net income				94,751	94,751
Other comprehensive income, net of income taxes			151,266		151,266
Dividends				(92,801)	(92,801)
Capital contribution - stock-based compensation		650			650
Income tax benefit on stock-based compensation		27			27
Balances, March 31, 2014	$7,032	$774,792	$497,020	$750,781	$2,029,625

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2015 and 2014
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$298,843	$112,280

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	3,024,890	2,648,898
Mortgage loans on real estate	54,923	40,355
Limited partnership interests, other corporation interests and other investments	1,174	4,574
Purchases of investments:
Fixed maturities, available-for-sale	(1,009,516)	(409,356)
Mortgage loans on real estate	(131,172)	(89,239)
Limited partnership interests, other corporation interests and other investments	(123)	(606)
Net change in short-term investments	(2,170,798)	(2,367,889)
Net change in policy loans	(141)	(18)
Purchases of furniture, equipment and software	(23,451)	(5,365)
Net cash used in investing activities	(254,214)	(178,646)

Cash flows from financing activities:
Contract deposits	428,073	576,724
Contract withdrawals	(401,887)	(436,178)
Net change in due to/from parent and affiliates	16,067	43,388
Dividends paid	(77,309)	(92,801)
Payments for and interest (paid) received on financing element derivatives, net	(4,169)	(4,029)
Net change in commercial paper borrowings	(8,600)	(299)
Net change in book overdrafts	(1,722)	(13,020)
Income tax benefit of stock option exercises	275	27
Net cash (used in) provided by financing activities	(49,272)	73,812

Net (decrease) increase in cash	(4,643)	7,446
Cash, beginning of year	12,775	7,491
Cash, end of period	$8,132	$14,937

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2015 and 2014
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Supplemental disclosures of cash flow information:
Net cash (paid) received during the year for:
Income taxes	$(11,488)	$30,969
Interest	(56)	(68)

Non-cash investing and financing transactions during the years:
Share-based compensation expense	$525	$650

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

1.  Organization and Basis of Presentation

Organization

Great-West Life & Annuity Insurance Company (“GWLA”) and its subsidiaries (collectively, the “Company”) is a direct wholly-owned subsidiary of GWL&A Financial Inc. (“GWL&A Financial”), a holding company.  GWL&A Financial is a direct wholly-owned subsidiary of Great-West Lifeco U.S. Inc. (“Lifeco U.S.”) and an indirect wholly-owned subsidiary of Great-West Lifeco Inc. (“Lifeco”), a Canadian holding company.  The Company offers a wide range of life insurance, retirement and investment products to individuals, businesses and other private and public organizations throughout the United States. The Company is an insurance company domiciled in the State of Colorado and is subject to regulation by the Colorado Division of Insurance.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and the accounts of its subsidiaries over which it exercises control and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated balance sheet as of December 31, 2014, which was derived from the Company’s audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2015, have been prepared in accordance with the instructions for Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  As such, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of March 31, 2015, and for all periods presented. The condensed consolidated results of operations and condensed consolidated statement of cash flows for the three months ended March 31, 2015 are not necessarily indicative of the results or cash flows expected for the full year.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

2.  Acquisition

Putnam Retirement Business

Description of transaction

On January 1, 2015, the Company acquired the retirement business of Putnam, an affiliated entity. The transaction was accounted for as a combination between entities under common control. As such, the assets and liabilities acquired from Putnam were recorded at historical cost as of January 1, 2015. In exchange for cash paid in the amount of $4,114, the Company acquired $11,501 of other assets, assumed $7,895 of other liabilities and recognized a dividend of $508. The 2015 amounts presented are aligned with the new business structure which includes the Putnam retirement business, while the 2014 comparative amounts reflect the previous structure which excludes the Putnam retirement business.

J.P. Morgan Retirement Plan Services

Description of transaction

On August 29, 2014, the Company completed the acquisition of all of the voting equity interests in the J.P. Morgan Retirement Plan Services (“RPS”) large-market record-keeping business. This acquisition transformed the Company, together with Putnam Investments, LLC (“Putnam”), an affiliate of the Company, into the second largest provider based on number of participants in the U.S. defined contribution market. The Company presented the allocation of the purchase price to the amounts of assets acquired, goodwill and liabilities assumed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Revenues and earnings of the acquiree

For the three months ended March 31, 2015, RPS contributed $48,628 in revenue and $1,000 in net income. These amounts are included in the condensed consolidated statements of income for the three months ended March 31, 2015.

Pro-forma information

Supplementary pro-forma revenue and net earnings for the combined entity, as though the acquisition date for this business combination had occurred on January 1, 2014, has not been included as historical records are not available.

3.  Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In June 2014, the FASB issued ASU No. 2014-11 Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU No. 2014-11”). ASU No. 2014-11 amends the accounting for entities that enter into repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings. ASU No. 2014-11 requires new footnote disclosures for repurchase agreements and securities lending transactions accounted for as secured borrowings. The accounting changes in ASU 2014-11 are effective for public business entities for the first interim or annual period beginning after December 15, 2014. The disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The adoption of the accounting changes did not have an impact on the Company’s financial position or results of operations. The Company is currently evaluating the impact of the disclosure changes on its financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Future adoption of new accounting pronouncements

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

In April, 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (Subtopic 350-40). The update requires the Company to determine if the cloud computing arrangement contains a software license and if so, apply the accounting requirements for other intangible assets. The update also supersedes the requirement to apply lease accounting requirements by analogy for lease classification. If the arrangement is not a software license, then the Company applies accounting requirements for a service requirement. The update is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the impact of this update on its financial statements.

In May, 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (Topic 820). The update removes the requirement to categorize within the fair value hierarchy all investments measured using the net asset value per share practical expedient and related disclosures. The update is effective for interim and annual periods beginning after December 15, 2015. The Company is currently evaluating the impact of this update on its financial statements.

4.  Dividends

The maximum amount of dividends, which can be paid to stockholders by insurance companies domiciled in the State of Colorado, is subject to restrictions relating to statutory surplus and statutory net gain from operations.  Prior to the payment of any dividends, the Company seeks approval from the Colorado Insurance Commissioner.  During the three months ended March 31, 2015, and 2014, the Company paid dividends of $77,309 and $92,801, respectively, to its parent, GWL&A Financial.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

5.  Summary of Investments

The following tables summarize fixed maturity investments classified as available-for-sale and the non-credit-related component of other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (loss) (“AOCI”):

	March 31, 2015
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
Fixed maturities:	cost	gains	losses	and carrying value	included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$1,081,949	$74,740	$390	$1,156,299	$—
Obligations of U.S. states and their subdivisions	2,051,020	311,136	1,463	2,360,693	—
Foreign government securities	2,414	—	—	2,414	—
Corporate debt securities (2)	11,536,443	873,106	79,718	12,329,831	(2,329)
Asset-backed securities	1,284,772	151,734	11,461	1,425,045	(92,246)
Residential mortgage-backed securities	157,318	6,637	1,509	162,446	(177)
Commercial mortgage-backed securities	878,942	42,969	839	921,072	—
Collateralized debt obligations	9,850	17	—	9,867	—
Total fixed maturities	$17,002,708	$1,460,339	$95,380	$18,367,667	$(94,752)

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
(2) Includes perpetual debt investments with amortized cost of $157,742 and estimated fair value of $129,358.

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

	March 31, 2015
	Amortized cost	Estimated fair value
Maturing in one year or less	$658,867	$689,902
Maturing after one year through five years	3,603,240	3,922,438
Maturing after five years through ten years	4,427,116	4,729,717
Maturing after ten years	5,245,378	5,739,031
Mortgage-backed and asset-backed securities	3,068,107	3,286,579
Total fixed maturities	$17,002,708	$18,367,667

Mortgage-backed (commercial and residential) and asset-backed securities include those issued by the U.S. government and U.S. agencies.

The following table summarizes information regarding the sales of securities classified as available-for-sale:

	Three Months Ended March 31,
	2015	2014
Proceeds from sales	$2,658,671	$2,239,661
Gross realized gains from sales	23,351	19,773
Gross realized losses from sales	20	1,062

Mortgage loans on real estate — The following table summarizes the carrying value of the mortgage loan portfolio by component:

	March 31, 2015	December 31, 2014
Principal	$3,433,510	$3,356,374
Unamortized premium (discount) and fees, net	9,563	10,086
Mortgage provision allowance	(2,890)	(2,890)
Total mortgage loans	$3,440,183	$3,363,570

The recorded investment of the mortgage loan portfolio categorized as performing was $3,443,073 and $3,366,460 as of March 31, 2015 and December 31, 2014, respectively.

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
	Commercial mortgages	Commercial mortgages
Allowance ending balance by basis of impairment method:
Collectively evaluated for impairment	$2,890	$2,890

Recorded investment balance in the mortgage loan portfolio, gross of allowance, by basis of impairment method:	$3,443,073	$3,366,460
Individually evaluated for impairment	12,878	12,986
Collectively evaluated for impairment	3,430,195	3,353,474

Limited partnership and other corporation interests — At March 31, 2015 and December 31, 2014, the Company had $47,481 and $49,421, respectively, invested in limited partnership and other corporation interests. Included in limited

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

partnership interests are investments in low-income housing limited partnerships (“LIHLP”) that qualify for federal and state tax credits and ownership interests in pooled investment funds.

The Company has determined each investment in LIHLP to be considered a variable interest entity (“VIE”) but consolidation was not required because the Company has no power through voting rights or similar rights to direct the activities that most significantly impact the entities’ economic performance. As a 99% limited partner in various upper-tier LIHLPs, the Company expects to receive the tax credits allocated to the partnership and operating losses from depreciation and interest expense.  The general partner is most closely involved in the development and management of the LIHLP project and has a small ownership percentage of the partnership.

The carrying value and maximum exposure to loss in relation to the activities of the VIEs was $6,308 and $7,464 at March 31, 2015 and December 31, 2014, respectively.

Special deposits and securities lending — The Company had securities on deposit with government authorities as required by certain insurance laws with fair values of $14,785 and $14,612 at March 31, 2015 and December 31, 2014, respectively.

The Company participates in a securities lending program whereby securities are loaned to third parties.  Securities with a cost or amortized cost of $169,739 and $15,252 and estimated fair values of $170,659 and $15,423 were on loan under the program at March 31, 2015 and December 31, 2014, respectively.  The Company received cash of $89,906 and $13,741 and securities with a fair value of $85,137 and $2,131 as collateral at March 31, 2015 and December 31, 2014, respectively.

Unrealized losses on fixed maturity investments classified as available-for-sale — The following tables summarize unrealized investment losses, including the non-credit-related portion of OTTI losses reported in AOCI, by class of investment:

	March 31, 2015
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$46,293	$65	$26,592	$325	$72,885	$390
Obligations of U.S. states and their subdivisions	162,763	1,214	807	249	163,570	1,463
Corporate debt securities	773,294	23,499	381,146	56,219	1,154,440	79,718
Asset-backed securities	78,682	415	195,402	11,046	274,084	11,461
Residential mortgage-backed securities	3,945	10	22,622	1,499	26,567	1,509
Commercial mortgage-backed securities	60,370	699	24,939	140	85,309	839
Total fixed maturities	$1,125,347	$25,902	$651,508	$69,478	$1,776,855	$95,380

Total number of securities in an unrealized loss position		122		89		211

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

Fixed maturity investments — Total unrealized losses and OTTI decreased by $6,063, or 6%, from December 31, 2014 to March 31, 2015. The overall decrease in unrealized losses was across most asset classes and reflects lower interest rates at March 31, 2015 compared to December 31, 2014 resulting in generally higher valuations of these fixed maturity securities.

Total unrealized losses greater than twelve months decreased by $13,269 from December 31, 2014 to March 31, 2015.  Corporate debt securities account for 81%, or $56,219, of the unrealized losses and OTTI greater than twelve months at March 31, 2015.  Non-investment grade corporate debt securities account for $10,420 of the unrealized losses and OTTI greater than twelve months and $9,731 of the losses are on perpetual debt investments issued by investment grade rated banks in the United Kingdom.  Management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Asset-backed securities account for 16% of the unrealized losses and OTTI greater than twelve months at March 31, 2015.  The present value of the cash flows expected to be collected is not less than amortized cost and management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Other-than-temporary impairment recognition — The OTTI on fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in realized investment gains (losses) is summarized as follows:

	Three Months Ended March 31,
	2015	2014
Beginning balance	$119,532	$167,961
Initial impairments - credit loss on securities not previously impaired	450	—
Reductions due to increases in cash flows expected to be collected that are recognized over the remaining life of the security	(4,329)	—
Ending balance	$115,653	$167,961

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

The ISDA Master Agreements contain provisions that would allow the counterparties to require immediate settlement of all derivative instruments in a net liability position if the Company were to default on any debt obligations over a certain threshold.  The MSFTA contain provisions which do not stipulate a threshold for default and only apply to debt obligations between the Company and the specific counterparty.  The aggregate fair value, inclusive of accrued income and expense, of derivative instruments with credit-risk-related contingent features that were in a net liability position was $102,046 and $141,653 as of March 31, 2015 and December 31, 2014, respectively.  The Company had pledged collateral related to these derivatives of $57,443 and $106,110 as of March 31, 2015 and December 31, 2014, respectively, in the normal course of business.  If the credit-risk-related contingent features were triggered on March 31, 2015 the fair value of assets that could be required to settle the derivatives in a net liability position was $44,603.

At March 31, 2015 and December 31, 2014, the Company had pledged $57,443 and $106,110 of unrestricted cash collateral to counterparties in the normal course of business, while other counterparties had pledged $13,176 and $791 of unrestricted cash collateral to the Company to satisfy collateral netting agreements, respectively.

At March 31, 2015, the Company estimated $7,128 of net derivative gains related to cash flow hedges included in AOCI will be reclassified into net income within the next twelve months. Gains and losses included in AOCI are reclassified into net income when the hedged item affects earnings.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Types of derivative instruments and derivative strategies

Interest rate contracts

Cash flow hedges

Interest rate swap agreements are used to convert the interest rate on certain debt securities from a floating rate to a fixed rate.  Interest rate futures are used to manage the interest rate risks of forecasted acquisitions of fixed rate maturity investments and are primarily structured to hedge interest rate risk inherent in the assumptions used to price certain liabilities.

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

Equity contracts

Futures on equity indices are used to reduce the Company’s exposure to equity market risks; however, hedge accounting is not elected.  The Company is hedging the risk of declining equity market values having an adverse effect on fee income collected on equity funds. The Company also uses futures on equity indices to offset changes in guaranteed lifetime withdrawal benefit liabilities.

Other forward contracts

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables summarize the notional amount and fair value of derivative financial instruments, excluding embedded derivatives:

	March 31, 2015
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$184,200	$19,593	$19,593	$—
Cross-currency swaps	186,225	15,878	15,946	68
Total cash flow hedges	370,425	35,471	35,539	68

Fair value hedges:
Interest rate swaps	42,550	69	260	191
Total fair value hedges	42,550	69	260	191

Total derivatives designated as hedges	412,975	35,540	35,799	259

Derivatives not designated as hedges:
Interest rate swaps	195,600	7,206	10,527	3,321
Futures on equity indices	5,932	—	—	—
Interest rate futures	10,883	—	—	—
Interest rate swaptions	243,344	244	244	—
Other forward contracts	5,930,500	16,825	20,925	4,100
Cross-currency swaps	662,935	(80,823)	14,197	95,020
Total derivatives not designated as hedges	7,049,194	(56,548)	45,893	102,441
Total derivative financial instruments	$7,462,169	$(21,008)	$81,692	$102,700

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

Notional amounts are used to express the extent of the Company’s involvement in derivative transactions and represent a standard measurement of the volume of its derivative activity.  Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received. The average notional outstanding during the three months ended March 31, 2015 was $416,588, $846,165, $20,570, $278,999, and $4,551,500 for interest rate swaps, cross-currency swaps, futures, swaptions and other forward contracts, respectively. The average notional outstanding during the year ended December 31, 2014 was $340,262, $732,581, $21,702, $407,552, and $4,217,408 for interest rate swaps, cross-currency swaps, futures, swaptions and other forward contracts, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables present the effect of derivative instruments in the condensed consolidated statements of income reported by cash flow hedges, fair value hedges and economic hedges, excluding embedded derivatives:

	Gain (loss) recognized in OCI on derivatives (Effective portion)		Gain (loss) reclassified from OCI into net income (Effective portion)
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Cash flow hedges:
Interest rate swaps	$3,141	$1,244	$1,856	$563	(A)
Cross-currency swaps	14,014	(360)	423	—	(A)
Interest rate futures	—	—	(21)	17	(A)
Total cash flow hedges	$17,155	$884	$2,258	$580
 (A) Net investment income.

	Gain (loss) on derivatives recognized in net income			Gain (loss) on hedged assets recognized in net income
	Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014		2015	2014
Fair value hedges:
Interest rate swaps	$(1,438)	$(1,067)	(A)	$—	$—
Interest rate swaps	630	—	(B)	—	—
Items hedged in interest rate swaps	—	—		1,443	1,067	(A)
Items hedged in interest rate swaps	—	—		(630)	—	(B)
Total fair value hedges	$(808)	$(1,067)		$813	$1,067
(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Gain (loss) on derivatives recognized in net income
	Three Months Ended March 31,
	2015		2014
Derivatives not designated as hedging instruments:
Futures on equity indices	$147	(A)	$77	(A)
Futures on equity indices	(723)	(B)	(163)	(B)
Interest rate swaps	2,822	(A)	1,109	(A)
Interest rate futures	(151)	(A)	(3)	(A)
Interest rate futures	135	(B)	(24)	(B)
Interest rate swaptions	910	(A)	202	(A)
Interest rate swaptions	(987)	(B)	(833)	(B)
Other forward contracts	16,825	(A)	(6,343)	(A)
Other forward contracts	(9,340)	(B)	7,581	(B)
Cross-currency swaps	45,046	(A)	(1,632)	(A)
Total derivatives not designated as hedging instruments	$54,684		$(29)
(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

Embedded derivative - Guaranteed Lifetime Withdrawal Benefit

The Company offers a guaranteed lifetime withdrawal benefit (“GLWB”) through a variable annuity or a contingent deferred annuity. The GLWB is deemed to be an embedded derivative. The GLWB is recorded at fair value within policyholders’ funds on the condensed consolidated balance sheets. Changes in fair value of GLWB are recorded in net investment income in the condensed consolidated statements of income.

The estimated fair value of the GLWB was $9,177 and $6,407 at March 31, 2015 and December 31, 2014, respectively. The changes in fair value of the GLWB were $2,770 and zero for the three months ended March 31, 2015 and 2014, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

7.  Summary of Offsetting Assets and Liabilities

The Company enters into derivative transactions and short-term reverse repurchase agreements with several approved counterparties. The Company’s derivative transactions are generally governed by MSFTA or ISDA Master Agreements which provide for legally enforceable set-off and close-out netting in the event of default or bankruptcy of the Company’s counterparties.  The Company’s MSFTA and ISDA Master Agreements generally include provisions which require both the pledging and accepting of collateral in connection with its derivative transactions. These provisions have the effect of securing each party’s position to the extent of collateral held.  Short-term reverse repurchase agreements also include collateral provisions with the counterparty.  The following tables summarize the effect of master netting arrangements on the Company’s financial position in the normal course of business and in the event of default or bankruptcy of the Company’s counterparties:

	March 31, 2015
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments (assets):	recognized assets (1)	instruments	received	fair value
Derivative instruments (2)	$68,382	$(45,795)	$13,176	$9,411
Short-term reverse repurchase agreements (3)	600,000	(600,000)	—	—
Total financial instruments (assets)	$668,382	$(645,795)	$13,176	$9,411

	March 31, 2015
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments (liabilities):	recognized liabilities (1)	instruments	pledged	fair value
Derivative instruments (4)	$101,899	$(45,795)	$(56,099)	$5

(1) The gross fair value of derivative instrument and short-term reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the condensed consolidated balance sheets.
(2) The estimated fair value of derivative instrument assets is reported in other assets in the condensed consolidated balance sheets. The estimated fair value of derivative transactions entered into under ISDA master agreements include income and expense accruals.
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
(2) The estimated fair value of derivative instrument assets is reported in other assets in the condensed consolidated balance sheets. The estimated fair value of derivative transactions entered into under ISDA master agreements include income and expense accruals.
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

8.  Fair Value Measurements

Recurring fair value measurements

The following tables present the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy category:

	Assets and liabilities measured at fair value on a recurring basis
	March 31, 2015
	Quoted prices	Significant
	in active markets for identical assets (Level 1)	other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$1,156,299	$—	$1,156,299
Obligations of U.S. states and their subdivisions	—	2,360,693	—	2,360,693
Foreign government securities	—	2,414	—	2,414
Corporate debt securities	—	12,324,502	5,329	12,329,831
Asset-backed securities	—	1,425,012	33	1,425,045
Residential mortgage-backed securities	—	162,446	—	162,446
Commercial mortgage-backed securities	—	921,072	—	921,072
Collateralized debt obligations	—	9,867	—	9,867
Total fixed maturities available-for-sale	—	18,362,305	5,362	18,367,667
Fixed maturities held-for-trading:
U.S. government direct obligations and U.S. agencies	—	70,516	—	70,516
Corporate debt securities	—	58,120	—	58,120
Commercial mortgage-backed securities	—	1,116	—	1,116
Total fixed maturities held-for-trading	—	129,752	—	129,752
Short-term investments	273,572	2,161,054	—	2,434,626
Collateral under securities lending agreements	89,906	—	—	89,906
Collateral under derivative counterparty collateral agreements	70,619	—	—	70,619
Derivative instruments designated as hedges:
Interest rate swaps	—	19,853	—	19,853
Cross-currency swaps	—	15,946	—	15,946
Derivative instruments not designated as hedges:
Interest rate swaps	—	10,527	—	10,527
Interest rate swaptions	—	244	—	244
Other forward contracts	—	20,925	—	20,925
Cross-currency swaps	—	14,197	—	14,197
Total derivative instruments	—	81,692	—	81,692
Separate account assets	16,470,665	12,140,746	—	28,611,411
Total assets	$16,904,762	$32,875,549	$5,362	$49,785,673

Liabilities
Payable under securities lending agreements	$89,906	$—	$—	$89,906
Collateral under derivative counterparty collateral agreements	13,176	—	—	13,176
Derivative instruments designated as hedges:
Interest rate swaps	—	191	—	191
Cross-currency swaps	—	68	—	68
Derivative instruments not designated as hedges:
Interest rate swaps	—	3,321	—	3,321
Other forward contracts	—	4,100	—	4,100
Cross-currency swaps	—	95,020	—	95,020
Total derivative instruments	—	102,700	—	102,700
Embedded derivatives - GLWB	—	—	9,177	9,177
Separate account liabilities (1)	36	225,016	—	225,052
Total liabilities	$103,118	$327,716	$9,177	$440,011
 (1) Includes only separate account instruments which are carried at the fair value of the underlying liabilities owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Assets and liabilities measured at fair value on a recurring basis
	December 31, 2014
	Quoted prices	Significant
	in active markets for identical assets (Level 1)	other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$3,547,256	$—	$3,547,256
Obligations of U.S. states and their subdivisions	—	2,172,484	—	2,172,484
Foreign government securities	—	2,451	—	2,451
Corporate debt securities	—	11,933,607	5,842	11,939,449
Asset-backed securities	—	1,398,503	36	1,398,539
Residential mortgage-backed securities	—	173,229	—	173,229
Commercial mortgage-backed securities	—	918,205	—	918,205
Collateralized debt obligations	—	10,465	—	10,465
Total fixed maturities available-for-sale	—	20,156,200	5,878	20,162,078
Fixed maturities held-for-trading:
U.S. government direct obligations and U.S. agencies	—	279,602	—	279,602
Corporate debt securities	—	57,850	—	57,850
Commercial mortgage-backed securities	—	1,091	—	1,091
Total fixed maturities held-for-trading	—	338,543	—	338,543
Short-term investments	156,935	106,566	—	263,501
Collateral under securities lending agreements	13,741	—	—	13,741
Collateral under derivative counterparty collateral agreements	106,901	—	—	106,901
Derivative instruments designated as hedges:
Interest rate swaps	—	19,383	—	19,383
Cross-currency swaps	—	5,143	—	5,143
Derivative instruments not designated as hedges:
Interest rate swaps	—	6,246	—	6,246
Interest rate swaptions	—	271	—	271
Cross-currency swaps	—	4,561	—	4,561
Total derivative instruments	—	35,604	—	35,604
Separate account assets	16,146,057	11,572,787	—	27,718,844
Total assets	$16,423,634	$32,209,700	$5,878	$48,639,212

Liabilities
Payable under securities lending agreements	$13,741	$—	$—	$13,741
Collateral under derivative counterparty collateral agreements	791	—	—	791
Derivative instruments designated as hedges:
Interest rate swaps	—	131	—	131
Cross-currency swaps	—	2,821	—	2,821
Derivative instruments not designated as hedges:
Interest rate swaps	—	1,844	—	1,844
Cross-currency swaps	—	131,791	—	131,791
Total derivative instruments	—	136,587	—	136,587
Embedded derivatives - GLWB	—	—	6,407	6,407
Separate account liabilities (1)	15	217,712	—	217,727
Total liabilities	$14,547	$354,299	$6,407	$375,253

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
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The methods and assumptions used to estimate the fair value of the Company’s financial assets and liabilities carried at fair value on a recurring basis are as follows:

Fixed maturity investments

The fair values for fixed maturity investments are based upon market prices from independent pricing services.  In cases where market prices are not readily available, fair values are estimated by the Company.  To determine estimated fair value for these instruments, the Company generally utilizes discounted cash flows models with market observable pricing inputs such as spreads, average life and credit quality.  Fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty.

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

Embedded derivative - GLWB

Significant unobservable inputs used in the fair value measurements of GLWB include long-term equity and interest rate implied volatility, mortality and policyholder behavior assumptions, such as benefit utilization, lapses and partial withdrawals.

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
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities
	Three Months Ended March 31, 2015
	Assets				Liabilities
	Fixed maturities available-for-sale				Embedded
	Corporate	Asset-backed	Collateralized		derivatives
	debt securities	securities	debt obligations	Total	- GLWB
Balance, January 1, 2015	$5,842	$36	$—	$5,878	$6,407
Realized and unrealized gains (losses) included in:
Net income (loss)	—	—	—	—	2,770
Other comprehensive income (loss)	(28)	—	—	(28)	—
Settlements	(485)	(3)	—	(488)	—
Balances, March 31, 2015	$5,329	$33	$—	$5,362	$9,177
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at March 31, 2015	$—	$—	$—	$—	$2,770

	Recurring Level 3 financial assets and liabilities
	Three Months Ended March 31, 2014
	Assets				Liabilities
	Fixed maturities available-for-sale				Embedded
	Corporate	Asset-backed	Collateralized		derivatives
	debt securities	securities	debt obligations	Total	- GLWB
Balance, January 1, 2014	$6,652	$252,958	$32	$259,642	$—
Realized and unrealized gains (losses) included in:
Other comprehensive income (loss)	58	6,813	(3)	6,868	—
Settlements	(187)	(13,746)	—	(13,933)	—
Balances, March 31, 2014	$6,523	$246,025	$29	$252,577	$—
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at March 31, 2014	$—	$—	$—	$—	$—

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables present significant unobservable inputs used during the valuation of certain assets categorized within Level 3 of the recurring fair value measurements table:

March 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range
Embedded derivatives - GLWB	$9,177	Risk neutral stochastic valuation methodology	Equity volatility	15% - 28%
			Swap curve	0.80% - 2.50%
			Mortality rate	Based on the Annuity 2000 Mortality Table
			Lapse rate	1% - 12%

December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range
Embedded derivatives - GLWB	$6,407	Risk neutral stochastic valuation methodology	Equity volatility	15% - 28%
			Swap curve	0.44% - 2.70%
			Mortality rate	Based on the Annuity 2000 Mortality Table
			Lapse rate	1% - 12%

Non-recurring fair value measurements - Certain assets are measured at estimated fair value on a non-recurring basis and are not included in the tables above. The Company held zero and $9,242 of adjusted cost basis limited partnership interests which were impaired at March 31, 2015 and December 31, 2014, respectively, based on the fair value disclosed in the limited partnership financial statements. These limited partnership interests were recorded at estimated fair value and represent a non-recurring fair value measurement. The estimated fair value was categorized as Level 3.

Fair value of financial instruments

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value on a recurring basis:

	March 31, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets
Mortgage loans on real estate	$3,440,183	$3,682,669	$3,363,570	$3,558,111
Policy loans	4,125,285	4,125,285	4,130,062	4,130,062
Limited partnership interests	37,876	41,147	38,796	41,853
Other investments	15,021	44,591	15,614	43,263

Liabilities
Annuity contract benefits without life contingencies	$10,556,269	$10,774,463	$10,569,147	$10,563,477
Policyholders’ funds	296,602	296,602	335,484	335,484
Commercial paper	89,989	89,989	98,589	98,589
Notes payable	541,812	591,782	532,547	564,904

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

Limited partnership interests

Limited partnership interests, accounted for using the cost method, represent the Company’s minority ownership interests in pooled investment funds.  These funds employ varying investment strategies that principally make private equity investments across diverse industries and geographical focuses.  The estimated fair value was determined using the partnership financial statement reported capital account or net asset value adjusted for other relevant information which may impact the exit value of the investments.  Distributions by these investments are generated from investment gains, from operating income generated by the underlying investments of the funds and from liquidation of the underlying assets of the funds which are estimated to be liquidated over the next one to 10 years.  The estimated fair value is classified as Level 3.

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

9.  Other Comprehensive Income

The following tables present the accumulated balances for each classification of other comprehensive income (loss):

	Three Months Ended March 31, 2015
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2015	$784,183	$33,141	$(108,194)	$(106,112)	$603,018
Other comprehensive income (loss) before reclassifications	117,894	11,151	(22,834)	(215)	105,996
Amounts reclassified from AOCI	(18,316)	(1,468)	—	1,907	(17,877)
Net current period other comprehensive income (loss)	99,578	9,683	(22,834)	1,692	88,119
Balances, March 31, 2015	$883,761	$42,824	$(131,028)	$(104,420)	$691,137

	Three Months Ended March 31, 2014
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2014	$434,023	$25,517	$(70,000)	$(43,786)	$345,754
Other comprehensive income (loss) before reclassifications	202,344	575	(37,211)	—	165,708
Amounts reclassified from AOCI	(14,065)	(377)	—	—	(14,442)
Net current period other comprehensive income (loss)	188,279	198	(37,211)	—	151,266
Balances, March 31, 2014	$622,302	$25,715	$(107,211)	$(43,786)	$497,020

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables present the composition of other comprehensive income (loss):

	Three Months Ended March 31, 2015
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$181,375	$(63,481)	$117,894
Unrealized holding gains (losses), net, arising on cash flow hedges	17,155	(6,004)	11,151
Reclassification adjustment for (gains) losses, net, realized in net income	(30,437)	10,653	(19,784)
Net unrealized gains (losses) related to investments	168,093	(58,832)	109,261
Future policy benefits, DAC and VOBA adjustments	(35,129)	12,295	(22,834)
Net unrealized gains (losses)	132,964	(46,537)	86,427
Employee benefit plan adjustment	2,603	(911)	1,692
Other comprehensive income (loss)	$135,567	$(47,448)	$88,119

	Three Months Ended March 31, 2014
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$311,298	$(108,954)	$202,344
Unrealized holding gains (losses), net, arising on cash flow hedges	884	(309)	575
Reclassification adjustment for (gains) losses, net, realized in net income	(22,218)	7,776	(14,442)
Net unrealized gains (losses) related to investments	289,964	(101,487)	188,477
Future policy benefits, DAC and VOBA adjustments	(57,248)	20,037	(37,211)
Net unrealized gains (losses)	232,716	(81,450)	151,266
Other comprehensive income (loss)	$232,716	$(81,450)	$151,266

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables presents the reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended March 31,
	2015		2014
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)			Affected line item in the statement where net income is presented
Unrealized holding (gains) losses, net, arising on fixed maturities, available-for-sale	$(28,179)		$(21,638)	Other realized investment (gains) losses, net
	(28,179)		(21,638)	Total before tax
	(9,863)		(7,573)	Tax expense or benefit
	$(18,316)		$(14,065)	Net of tax

Unrealized holding (gains) losses, net, arising on cash flow hedges	$(2,258)		$(580)	Net investment income
	(2,258)		(580)	Total before tax
	(790)		(203)	Tax expense or benefit
	$(1,468)		$(377)	Net of tax

Amortization of employee benefit plan items
Prior service costs (benefits)	$(181)	(1)	$—
Actuarial losses (gains)	3,115	(1)	—
	2,934		—	Total before tax
	1,027		—	Tax expense or benefit
	$1,907		$—	Net of tax

Total reclassification	$(17,877)		$(14,442)	Net of tax

(1) These accumulated other comprehensive income components are included in the computation of net periodic (benefit) cost of employee benefit plans (see Note 10 for additional details).

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

10.  Employee Benefit Plans

Net periodic cost (benefit) of the Defined Benefit Pension, Post-Retirement Medical and Supplemental Executive Retirement plans included in general insurance expenses in the accompanying condensed consolidated statements of income includes the following components:

	Three Months Ended March 31,
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Components of net periodic cost (benefit):
Service cost	$1,509	$1,174	$264	$206	$70	$205	$1,843	$1,585
Interest cost	5,997	5,738	126	130	531	697	6,654	6,565
Expected return on plan assets	(7,087)	(7,319)	—	—	—	—	(7,087)	(7,319)
Amortization of unrecognized prior service costs (benefits)	3	13	(417)	(426)	233	233	(181)	(180)
Amortization of losses (gains) from earlier periods	3,106	645	(157)	(130)	166	92	3,115	607
Net periodic cost (benefit)	$3,528	$251	$(184)	$(220)	$1,000	$1,227	$4,344	$1,258

The Company expects to make payments of approximately $533 with respect to its Post-Retirement Medical Plan and $4,825 with respect to its Supplemental Executive Retirement Plan during the year ended December 31, 2015.  The Company expects to make contributions of zero to its Defined Benefit Pension Plan during the year ended December 31, 2015.  A December 31 measurement date is used for the employee benefit plans.

The following table summarizes contributions to the Defined Benefit Pension Plan and payments made to the Post-Retirement Medical Plan and the Supplemental Executive Retirement Plan:

	Three Months Ended March 31,
	2015	2014
Contributions to the Defined Benefit Pension Plan	$—	$2,024
Payments to the Post-Retirement Medical Plan	133	131
Payments to the Supplemental Executive Retirement Plan	2,335	908

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

11.  Income Taxes

The provision for income taxes is comprised of the following:

	Three Months Ended March 31,
	2015	2014
Current	$28,094	$31,044
Deferred	23,802	19,310
Total income tax provision	$51,896	$50,354

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate:

	Three Months Ended March 31,
	2015	2014
Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(2.0)%	(2.1)%
Tax credits	(0.2)%	(0.2)%
State income taxes, net of federal benefit	1.3%	1.5%
Other, net	0.4%	0.5%
Effective income tax rate	34.5%	34.7%

During the three months ended March 31, 2015 and 2014, the Company recorded an increase in unrecognized tax benefits in the amount of $2,695 and $1,992, respectively. The Company anticipates additional increases to its unrecognized tax benefits of $4,000 to $5,000 in the next twelve months. The Company expects that the majority of the increase in its unrecognized tax benefits will not impact the effective tax rate.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

12.  Segment Information

The Chief Operating Decision Maker (“CODM”) of the Company is also the Chief Executive Officer (“CEO”) of Lifeco U.S. The CODM reviews the financial information for the purposes of assessing performance and allocating resources based upon the results of Lifeco U.S. and other U.S. affiliates prepared in accordance with International Financial Reporting Standards. The CODM, in his capacity as CEO of the Company, reviews the Company’s financial information only in connection with the quarterly and annual reports that are filed with the Securities and Exchange Commission (“SEC”). Consequently, the Company does not provide its discrete financial information to the CODM to be regularly reviewed to make decisions about resources to be allocated or to assess performance. For purposes of SEC reporting requirements, the Company has chosen to present its financial information in three segments, notwithstanding the above. The three segments are: Individual Markets, Empower Retirement (formerly known as “Retirement Services”) and Other.

Individual Markets

The Individual Markets reporting and operating segment distributes life insurance, annuity and retirement products to both individuals and businesses through various distribution channels.  Life insurance products in-force include participating and non-participating term life, whole life, universal life and variable universal life.

Empower Retirement

The Empower Retirement reporting and operating segment provides various retirement plan products (including individual retirement accounts (“IRAs”)) and investment options as well as comprehensive administrative and record-keeping services for financial institutions and employers, which include educational, advisory, enrollment and communication services for employer-sponsored defined contribution plans and associated defined benefit plans.

Other

The Company’s Other reporting segment is substantially comprised of activity under the assumption of reinsurance between Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”), a wholly owned subsidiary, and The Canada Life Assurance Company (“CLAC”), corporate items not directly allocated to the other operating segments and interest expense on long-term debt.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables summarize segment financial information:

	Three Months Ended March 31, 2015
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$124,962	$—	$20,741	$145,703
Fee income	21,502	202,821	954	225,277
Other revenue	—	1,820	—	1,820
Net investment income	217,653	127,730	13,473	358,856
Realized investment gains (losses), net	8,400	9,800	—	18,200
Total revenues	372,517	342,171	35,168	749,856
Benefits and expenses:
Policyholder benefits	256,323	49,045	22,303	327,671
Operating expenses	35,941	221,030	14,706	271,677
Total benefits and expenses	292,264	270,075	37,009	599,348
Income (loss) before income taxes	80,253	72,096	(1,841)	150,508
Income tax expense (benefit)	28,222	24,380	(706)	51,896
Net income (loss)	$52,031	$47,716	$(1,135)	$98,612

	Three Months Ended March 31, 2014
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$112,777	$572	$18,505	$131,854
Fee income	23,630	141,881	1,002	166,513
Net investment income	185,520	101,174	13,329	300,023
Realized investment gains (losses), net	6,735	20,154	20	26,909
Total revenues	328,662	263,781	32,856	625,299
Benefits and expenses:
Policyholder benefits	238,997	48,480	18,902	306,379
Operating expenses	35,338	123,986	14,491	173,815
Total benefits and expenses	274,335	172,466	33,393	480,194
Income (loss) before income taxes	54,327	91,315	(537)	145,105
Income tax expense	18,965	31,310	79	50,354
Net income (loss)	$35,362	$60,005	$(616)	$94,751

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

13.  Commitments and Contingencies

Commitments

The Company has a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility expires on March 1, 2018.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth, of $1,100,000, as defined in the credit facility agreement (compiled on the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), at anytime.  The Company was in compliance with all covenants at March 31, 2015 and December 31, 2014.  At March 31, 2015 and December 31, 2014, there were no outstanding amounts related to the credit facility.

GWSC and CLAC are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,168,810 and renews annually until it expires on July 3, 2027.  The second letter of credit is for $70,000 and renews annually until it expires on December 31, 2017.  At March 31, 2015 and December 31, 2014, there were no outstanding amounts related to the letters of credit.

In addition, the Company has other letters of credit with a total amount of $9,095, renewable annually for an indefinite period of time. At March 31, 2015 and December 31, 2014, there were no outstanding amounts related to those letters of credit.

The Company makes commitments to fund partnership interests, mortgage loans on real estate and other investments in the normal course of its business.  The amounts of these unfunded commitments at March 31, 2015 and December 31, 2014 were $224,055 and $166,356, of which $5,066 and $4,997 were related to cost basis limited partnership interests, respectively, all of which is due within one year from the dates indicated.

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

The Company is currently evaluating the interpretation of Internal Revenue Code rules related to certain product investments. If the Company’s interpretation is not upheld, which is reasonably possible, the potential exposure is estimated to be up to $21,000.

The Company received a $20,000 demand letter related to a vehicle accident involving an employee.  The amount is fully indemnified by a third-party insurer.

14.  Subsequent Events

On May 1, 2015, the Company’s Board of Directors declared a dividend of $34,801, payable on June 30, 2015, to its sole shareholder, GWL&A Financial.

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

The following discussion addresses the Company’s results of operations for the three months ended March 31, 2015 compared with the same period in 2014. The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

Recent Events

Acquisition of Putnam Retirement Business

On January 1, 2015, the Company acquired the retirement business of Putnam, an affiliated entity. The 2015 figures are aligned with the new business structure which includes the Putnam retirement business, while the 2014 comparative figures reflect the previous structure which excludes the Putnam retirement business. For the full year in 2014, Putnam’s retirement services business recorded a net loss of approximately $20 million. In 2015, this business is integrated within the Empower Retirement segment.

Empower Retirement

On October 30, 2014, the Company announced that its retirement business will officially be named Empower Retirement. Empower Retirement is the retirement services business of the Company, which in addition to completing the acquisition of RPS, integrated the retirement business of Putnam. For the three months ended March 31, 2015, the Company incurred $10 million of costs related to Empower Retirement business integration. These amounts are included in the Empower Retirement segment.

Acquisition of J.P. Morgan Retirement Plan Services

On August 29, 2014, the Company completed the acquisition of RPS. For the three months ended March 31, 2015, RPS contributed $49 million in revenue and $1 million in net income which are primarily included in the Empower Retirement segment.

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

Three months ended March 31, 2015 compared with the three months ended March 31, 2014

The Company believes that the presentation of operating income enhances the understanding of the Company’s performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating income should not be viewed as a substitute for U.S. GAAP net income. The following is a summary of the contributions of each segment to the net income and a reconciliation of net income to operating income:

	Three Months Ended March 31,		Increase	Percentage
Income statement data (In millions)	2015	2014	(decrease)	change
Net income
Individual Markets segment	$52	$35	$17	49%
Empower Retirement segment	48	60	(12)	(20)%
Other segment	(1)	(1)	—	—%
Total net income	99	94	5	5%
Adjustments to net income
Unrealized investment gains (losses), net	62	(1)	63	(6,300)%
Realized investment gains (losses), net	18	27	(9)	(33)%
Pro-rata tax (expense) benefit (1)	(28)	(10)	(18)	180%
Operating income	$47	$78	$(31)	(40)%
(1) Calculated utilizing estimated tax rate of 35%.

Unrealized investment gains (losses), net, increased by $63 million, from a loss of $1 million in 2014 to a gain of $62 million in 2015. The primary driver of the change was a $45 million increase in unrealized gains on derivatives. In addition, there was a $23 million increased in unrealized gains on forward settling to be announced (“TBA”) securities. Offsetting the increase was a $5 million decrease in unrealized gains on bonds.

Realized investment gains (losses), net, decreased by $9 million, or 33%, to $18 million during the three months ended March 31, 2015 when compared to 2014. The fluctuation was driven primarily by a decrease in gains of $17 million on forward settling TBA security transactions. Offsetting the decrease was a $7 million increase in gains on bonds and a $1 million increase in gains on mortgages and limited partnership investments.

Pro-rata tax expense increased by $18 million to $28 million during the three months ended March 31, 2015 when compared to 2014 resulting from the increase in total unrealized investment gains (losses), net partially offset by the decease in realized investment gains (losses), net.

Company Results of Operations

Three months ended March 31, 2015 compared with the three months ended March 31, 2014

The following is a summary of certain financial data of the Company:

	Three Months Ended March 31,		Increase	Percentage
Income statement data (In millions)	2015	2014	(decrease)	change
Premium income	$146	$132	$14	11%
Fee income	225	167	58	35%
Other revenue	2	—	2	100%
Net investment income	297	300	(3)	(1)%
Total revenues	670	599	71	12%
Policyholder benefits	328	306	22	7%
Operating expenses	272	175	97	55%
Total benefits and expenses	600	481	119	25%
Income before income taxes	70	118	(48)	(41)%
Income tax expense	23	40	(17)	(43)%
Operating income	$47	$78	$(31)	(40)%

The Company’s consolidated operating income decreased by $31 million, or 40%, to $47 million for the three months ended March 31, 2015 when compared to 2014. The decrease was primarily due to higher operating expenses and higher policyholder benefits partially offset by higher fee income and higher premium income.

Premium income increased by $14 million, or 11%, to $146 million for the three months ended March 31, 2015 when compared to 2014. This increase was primarily related to the Company’s Individual Markets segment which had an increase of $13 million primarily due to the amounts assessed for mortality coverage earned from the Company’s single premium universal life (“SPUL”) product. The average in-force amount for the SPUL product increased from $1,381 to $2,050.

Fee income increased by $58 million, or 35%, to $225 million for the three months ended March 31, 2015 when compared to 2014. The increase was primarily related to the $49 million in fees earned by RPS as well as the impact of the transfer of the defined contribution business from Putnam. In the first quarter of 2014, Putnam fee income included $2 million in incremental fees related to the transfered defined contribution business. Additionally, the Company had an increase in asset-based variable fee income resulting from increased average asset levels driven by sales growth and higher average equity market levels. The equity market performance was evidenced by the 12% increase in the average S&P 500 index during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Net investment income decreased by $3 million, or 1%, to $297 million during the three months ended March 31, 2015 when compared to 2014. The decrease was due to lower investment income earned on limited partnership investments.

Policyholder benefits increased by $22 million, or 7%, to $328 million for the three months ended March 31, 2015 when compared to 2014 primarily due to the Company’s Individual Markets segment which had an increase of $18 million. The increase was driven by higher interest credited or paid to contractholders as a result of increased average liabilities partially offset by a decrease in crediting rate on the Company’s executive benefits market. In addition, death claims and accident and disability claims were higher partially offset by lower annuity payments for the three months ended March 31, 2015 when compared to 2014.

Operating expenses increased by $97 million, or 55%, to $272 million for the three months ended March 31, 2015 when compared to 2014 primarily due to the Company’s Empower Retirement segment which had an increase of $96 million. The increase was primarily attributable to the $47 million incurred by RPS as well as the impact of the transfer of the defined contribution business from Putnam. In the first quarter of 2014, Putnam operating expense included $10 million in incremental expenses related to the transfered defined contribution business. Additionally, Empower Retirement is investing in significant strategic and business development initiatives as part of its integration plan. Enhancements are being made, which will improve the client facing experience as well as streamline the back office processing over the next several years. The Company incurred costs of $10 million related to this business integration. The remaining increase in operating expenses is due to business growth and higher DAC amortization as a result of actual gross profits exceeding those previously estimated gross profits.

Income tax expense decreased by $17 million, or 43%, to $23 million during the three months ended March 31, 2015 when compared to 2014 primarily due to a decrease in operating income before tax.

Individual Markets Segment Results of Operations

Three months ended March 31, 2015 compared with the three months ended March 31, 2014

The following is a summary of certain financial data of the Individual Markets segment:

	Three Months Ended March 31,		Increase	Percentage
Income statement data (In millions)	2015	2014	(decrease)	change
Premium income	$125	$112	$13	12%
Fee income	22	24	(2)	(8)%
Net investment income	186	183	3	2%
Total revenues	333	319	14	4%
Policyholder benefits	257	239	18	8%
Operating expenses	36	35	1	3%
Total benefits and expenses	293	274	19	7%
Income before income taxes	40	45	(5)	(11)%
Income tax expense	14	15	(1)	(7)%
Operating income	$26	$30	$(4)	(13)%

Operating income for the Individual Markets segment decreased by $4 million, or 13%, to $26 million, during the three months ended March 31, 2015 when compared to 2014. The decrease was primarily due to higher policyholder benefits partially offset by higher premium income.

Premium income increased by $13 million, or 12%, to $125 million for the three months ended March 31, 2015 when compared to 2014. This increase was primarily related to the amounts assessed for mortality coverage earned from the Company’s SPUL product. The average in-force amount for the SPUL product increased from $1,381 to $2,050.

Fee income decreased by $2 million, or 8%, to $22 million for the three months ended March 31, 2015 when compared to 2014. The decrease was primarily related to lower individual annuity fees.

Net investment income increased by $3 million, or 2%, to $186 million for the three months ended March 31, 2015 when compared to 2014. This was due to an increase in investment income earned on bonds, mortgages and policy loans as a result of higher invested assets balances partially offset by lower yields.

Policyholder benefits increased by $18 million, or 8%, to $257 million for the three months ended March 31, 2015 when compared to 2014, primarily driven by higher interest credited or paid to contractholders as a result of increased average liabilities partially offset by a decrease in crediting rate on the Company’s executive benefits market. In addition, death claims and accident and disability claims were higher partially offset by lower annuity payments for the three months ended March 31, 2015 when compared to 2014.

Operating expenses increased by $1 million, or 3%, to $36 million for the three months ended March 31, 2015 when compared to 2014. The increase is primarily due to higher premium tax expense.

Income tax expense decreased by $1 million, or 7%, to $14 million during the three months ended March 31, 2015 when compared to 2014 primarily due to a decrease in operating income before tax.

Empower Retirement Segment Results of Operations

Three months ended March 31, 2015 compared with the three months ended March 31, 2014

The following is a summary of certain financial data of the Empower Retirement segment:

	Three Months Ended March 31,		Increase	Percentage
Income statement data (In millions)	2015	2014	(decrease)	change
Premium income	$—	$1	$(1)	(100)%
Fee income	202	142	60	42%
Other revenue	2	—	2	100%
Net investment income	98	104	(6)	(6)%
Total revenues	302	247	55	22%
Policyholder benefits	49	48	1	2%
Operating expenses	221	125	96	77%
Total benefits and expenses	270	173	97	56%
Income before income taxes	32	74	(42)	(57)%
Income tax expense	10	25	(15)	(60)%
Operating income	$22	$49	$(27)	(55)%

Operating income for the Empower Retirement segment decreased by $27 million, or 55%, to $22 million for the three months ended March 31, 2015 when compared to 2014.  The decrease was primarily due to higher operating expenses partially offset by higher fee income.

Fee income increased by $60 million, or 42%, to $202 million for the three months ended March 31, 2015 when compared to 2014. The increase was primarily related to the $49 million in fees earned by RPS as well as the impact of the transfer of the defined contribution business from Putnam. In the first quarter of 2014, Putnam fee income included $2 million in incremental fees related to the transferred defined contribution business. Additionally, the Company had an increase in asset-based variable fee income resulting from increased average asset levels driven by sales growth and higher average equity market levels. The equity market performance was evidenced by the 12% increase in the average S&P 500 index during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Net investment income decreased by $6 million, or 6%, to $98 million for the three months ended March 31, 2015 when compared to 2014. This was due to a decrease in investment income earned on bonds, mortgages and policy loans as a result of lower yields partially offset by higher invested assets balances.

Policyholder benefits increased by $1 million, or 2%, to $49 million for the three months ended March 31, 2015 when compared to 2014. The increase is due to higher annuity payments offset by lower interest credited or paid to contract holders as a result of lower crediting rates offset by increased average liabilities.

Operating expenses increased by $96 million, or 77%, to $221 million for the three months ended March 31, 2015 when compared to 2014. The increase was primarily attributable to the $47 million incurred by RPS as well as the impact of the transfer of the defined contribution business from Putnam. In the first quarter of 2014, Putnam operating expense included $10 million in incremental expenses related to the transferred defined contribution business. Additionally, Empower Retirement is investing in significant strategic and business development initiatives as part of its integration plan. Enhancements are being made, which will improve the client facing experience as well as streamline the back office processing over the next several years. The Company incurred costs of $10 million related to this business integration. The remaining increase in operating expenses is due to business growth and higher DAC amortization as a result of actual gross profits exceeding those previously estimated gross profits.

Income tax expense decreased by $15 million, or 60%, to $10 million for the three months ended March 31, 2015 when compared to 2014 primarily due to a decrease in operating income before tax.

Other Segment Results of Operations

Three months ended March 31, 2015 compared with the three months ended March 31, 2014

The following is a summary of certain financial data of the Company’s Other segment:

	Three Months Ended March 31,		Increase	Percentage
Income statement data (In millions)	2015	2014	(decrease)	change
Premium income	$21	$19	$2	11%
Fee income	1	1	—	—%
Net investment income	13	13	—	—%
Total revenues	35	33	2	6%
Policyholder benefits	22	19	3	16%
Operating expenses	15	15	—	—%
Total benefits and expenses	37	34	3	9%
Income before income taxes	(2)	(1)	(1)	100%
Income tax benefit	(1)	—	(1)	100%
Operating loss	$(1)	$(1)	$—	—%

Operating loss for the Company’s Other segment remained constant for the three months ended March 31, 2015 when compared to 2014.

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

The following table presents the percentage distribution of the carrying values of the Company’s general account investment portfolio:

(In millions)	March 31, 2015		December 31, 2014
Fixed maturities, available-for-sale	$18,368	64.3%	$20,162	71.1%
Fixed maturities, held-for-trading	130	0.5%	339	1.2%
Mortgage loans on real estate	3,440	12.0%	3,364	11.9%
Policy loans	4,125	14.4%	4,130	14.6%
Short-term investments	2,435	8.5%	263	0.9%
Limited partnership and other corporation interests	47	0.2%	49	0.2%
Other investments	15	0.1%	16	0.1%
Total investments	$28,560	100.0%	$28,323	100.0%

The March 31, 2015 fixed maturities, available-for-sale amount decreased as compared to December 31, 2014 as the Company sold government agency mortgage-backed security (“MBS”) pools to enter into forward settling TBA contracts which are treated as derivatives.  There is a corresponding increase in short-term investments as the Company holds these investments in order to settle the forward settling TBA contracts.

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

The percentage distribution of the estimated fair value of the Company’s fixed maturity portfolio by the Company’s internal credit rating is summarized as follows:

Credit Rating	March 31, 2015	December 31, 2014
AAA	17.0%	28.2%
AA	18.1%	15.3%
A	32.7%	28.2%
BBB	31.3%	27.5%
BB and below (Non-investment grade)	0.9%	0.8%
Total	100.0%	100.0%

The March 31, 2015 AAA rating percentage decreased as compared to December 31, 2014 as the Company sold AAA-rated government agency MBS pools to enter into forward settling TBA contracts which are treated as derivatives.

The percentage distribution of the estimated fair value of the corporate sector fixed maturity portfolio, calculated as a percentage of fixed maturities, is summarized as follows:

Sector	March 31, 2015	December 31, 2014
Utility	20.9%	18.3%
Finance	11.2%	10.0%
Consumer	11.1%	9.8%
Natural resources	7.2%	5.9%
Transportation	3.5%	3.2%
Other	13.2%	11.3%

Securities Lending, Reverse Repurchase Agreements and Cash Collateral Reinvestment Practices

Cash collateral related to the securities lending program and reverse repurchase agreements is invested in U.S. Government or U.S. Government Agency securities. In addition, the securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default.  As of March 31, 2015 and December 31, 2014, the Company had fixed maturities with estimated fair values of $171 million and $15 million, respectively, out on loan and $600 million and zero, respectively, in short-term reverse repurchase agreements, all of which are fully collateralized as described above.  The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.

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

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to adopt accounting policies to enable them to make a significant variety of accounting and actuarial estimates and assumptions.  These estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends and other information that is reasonable given the facts and circumstances for the Company. These critical estimates and assumptions affect, among other things, the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses.  Actual results can differ from the amounts previously estimated, which were based on information available at the time the estimates were made.

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

A discussion of each of these critical accounting policies may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $155 million and $276 million as of March 31, 2015 and December 31, 2014, respectively.  The March 31, 2015 and December 31, 2014 short-term investments included above exclude any amounts held to settle TBA forward contracts.  In addition, 99% of the fixed maturity portfolio carried an investment grade rating at March 31, 2015 and December 31, 2014, thereby providing significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity.  Additionally, the Company anticipates that cash on hand and expected net cash generated by operating activities will exceed the forecasted needs of the business over the next 12 months.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $90 million and $99 million of commercial paper outstanding at March 31, 2015 and December 31, 2014, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a revolving credit facility agreement, which expires on March 1, 2018, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility as of or during the three months ended March 31, 2015.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

Off-Balance Sheet Arrangements

The Company makes commitments to fund partnership interests, mortgage loans on real estate and other investments in the normal course of its business.  The amounts of these unfunded commitments at March 31, 2015 and December 31, 2014 were $224 million and $166 million, respectively.  The precise timing of the fulfillment of the commitment cannot be predicted; however, these amounts are due within one year of the dates indicated.  There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company participates in a short-term reverse repurchase program for the purpose of enhancing the total return on its investment portfolio.  This type of transaction involves the purchase of securities with a simultaneous agreement to sell similar securities at a future date at an agreed-upon price.  In exchange, the financial institutions put non-cash collateral on deposit with a third-party custodian on behalf of the Company.  The amount of securities purchased in connection with these transactions was $600 million and zero at March 31, 2015 and December 31, 2014, respectively.  Non-cash collateral on deposit with the third-party custodian on the Company’s behalf was $612 million and zero at March 31, 2015 and December 31, 2014, respectively, which cannot be sold or re-pledged and which has not been recorded on the condensed consolidated balance sheets.

The Company participates in a securities lending program in which the Company lends securities that are held as part of its general account investment portfolio to third parties for the purpose of enhancing the total return on its investment portfolio.  The Company generally requires initial collateral in an amount greater than or equal to 102% of the fair value of domestic securities loaned and 105% of foreign securities loaned.  The Company received securities with a fair value of $85 million and $2 million as collateral at March 31, 2015 and December 31, 2014, respectively, which have not been recorded on the condensed consolidated balance sheets.

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

A discussion of each of these risk factors may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the President and Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”) as of March 31, 2015.  Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting as it relates to complex accounting matters as further described under Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K for the year ended December 31, 2014, our disclosure controls and procedures were not effective as of March 31, 2015.

Notwithstanding the material weakness that existed as of March 31, 2015, management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Beginning in the fourth quarter of 2013, management began to design and implement certain remediation measures to address the above-described material weakness and enhance the Company’s system of internal control over financial reporting. These measures include creating a comprehensive database of all complex accounting memorandums; formalizing a process for identifying all significant accounting transactions and ensuring they are reviewed on a timely basis for proper accounting treatment; and formalizing a process for refreshing all significant accounting policies and procedures on an annual basis or sooner for significant changes in accounting guidance.

A discussion of the changes in internal control over financial reporting may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, under Item 9A, “Changes and Procedures”.

In the first quarter of 2015, management implemented additional remediation measures including re-designing the roles and responsibilities of key finance and accounting positions and verifying that the complex accounting policies are being applied in practice.

Management believes the remediation measures described above will strengthen the Company’s internal control over financial reporting and remediate the material weaknesses management has identified. Management is committed to continuing to improve the Company’s internal control processes and will continue to diligently review the financial reporting controls and procedures in order to ensure compliance with the criteria set forth in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) so that management can conclude that the Company maintained effective control over financial reporting in a future period. However, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that the control objectives will be met.

Other than as described above, the President and Chief Executive Officer and the Chief Financial Officer hereby confirm that there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II          Other Information

Item 1.         Legal Proceedings

The Company is currently evaluating the interpretation of Internal Revenue Code rules related to certain product investments. If the Company’s interpretation is not upheld, which is reasonably possible, the potential exposure is estimated to be up to $21 million.

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

•	The Company could face difficulties, unforeseen liabilities, or asset impairments arising from business acquisitions or integrations and managing growth of such businesses.

Item 6.         Exhibits

The documents identified below are filed as a part of this report:

Index to Exhibits

Exhibit Number	Title
31.1	Rule 13a-14(a)/15-d14(a) Certification
31.2	Rule 13a-14(a)/15-d14(a) Certification
32	18 U.S.C. 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great-West Life & Annuity Insurance Company

By:	/s/	Kara Roe	Date:	May 13, 2015
Kara Roe
Vice President, Controller and Principal Accounting Officer