Form 10-Q
period 2015-06-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2015-08-13
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐         No ☒

As of August 1, 2015, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

Part I     Financial Information
Item1.    Interim Financial Statements

 GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
June 30, 2015, and December 31, 2014
(In Thousands, Except Share Amounts)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $17,112,911 and $18,953,144)	$17,977,077	$20,162,078
Fixed maturities, held-for-trading, at fair value (amortized cost $125,990 and $331,081)	130,577	338,543
Mortgage loans on real estate (net of allowances of $2,890 and $2,890)	3,362,890	3,363,570
Policy loans	4,203,808	4,130,062
Short-term investments (amortized cost $2,635,110 and $263,501)	2,635,110	263,501
Limited partnership and other corporation interests	45,197	49,421
Other investments	15,576	16,068
Total investments	28,370,235	28,323,243

Other assets:
Cash	94,199	12,775
Reinsurance receivable	616,087	611,270
Deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”)	419,418	378,694
Investment income due and accrued	259,376	278,886
Collateral under securities lending agreements	88,660	13,741
Due from parent and affiliates	45,842	47,193
Goodwill	137,683	137,683
Other intangible assets	25,867	27,915
Other assets	885,464	773,651
Assets of discontinued operations	23,370	24,324
Separate account assets	27,505,755	27,718,844
Total assets	$58,471,956	$58,348,219

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
June 30, 2015, and December 31, 2014
(In Thousands, Except Share Amounts)
(Unaudited)

	June 30, 2015	December 31, 2014
Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$26,447,525	$25,968,411
Policy and contract claims	355,993	339,104
Policyholders’ funds	311,404	335,484
Provision for policyholders’ dividends	57,572	58,577
Undistributed earnings on participating business	18,320	20,050
Total policy benefit liabilities	27,190,814	26,721,626

General liabilities:
Due to parent and affiliates	536,471	547,266
Commercial paper	98,489	98,589
Payable under securities lending agreements	88,660	13,741
Deferred income tax liabilities, net	220,425	314,616
Other liabilities	883,243	771,700
Liabilities of discontinued operations	23,370	24,324
Separate account liabilities	27,505,755	27,718,844
Total liabilities	56,547,227	56,210,706

Commitments and contingencies (See Note 13)

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	779,039	777,664
Accumulated other comprehensive income	409,371	603,018
Retained earnings	729,287	749,799
Total stockholder’s equity	1,924,729	2,137,513
Total liabilities and stockholder’s equity	$58,471,956	$58,348,219

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Income (Loss)
Three and Six Months Ended June 30, 2015, and 2014
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Premium income	$74,717	$62,496	$220,420	$194,350
Fee income	237,501	172,005	462,778	338,518
Other revenue	1,820	—	3,640	—
Net investment income	220,169	319,610	579,025	619,633
Realized investment gains (losses), net:
Total other-than-temporary gains (losses)	—	(1,241)	(558)	(1,929)
Other-than-temporary (gains) losses transferred to other comprehensive income (loss)	—	—	108	—
Other realized investment gains (losses), net	15,859	38,297	34,509	65,894
Total realized investment gains (losses), net	15,859	37,056	34,059	63,965
Total revenues	550,066	591,167	1,299,922	1,216,466
Benefits and expenses:
Life and other policy benefits	160,485	159,058	310,024	308,947
Decrease in future policy benefits	(43,059)	(43,554)	(25,708)	(38,974)
Interest credited or paid to contractholders	143,761	135,182	286,652	267,315
Provision for policyholders’ share of losses on participating business	(49)	(128)	(501)	(479)
Dividends to policyholders	11,181	12,138	29,523	32,266
Total benefits	272,319	262,696	599,990	569,075
General insurance expenses	268,645	174,494	513,127	338,581
Amortization of DAC and VOBA	10,151	29,524	27,707	29,927
Interest expense	9,645	9,320	19,282	18,646
Total benefits and expenses	560,760	476,034	1,160,106	956,229
(Loss) income before income taxes	(10,694)	115,133	139,816	260,237
Income tax (benefit) expense	(3,679)	40,180	48,218	90,534
Net (loss) income	$(7,015)	$74,953	$91,598	$169,703

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2015, and 2014
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income	$(7,015)	$74,953	$91,598	$169,703
Components of other comprehensive (loss) income
Unrealized holding gains (losses), net, arising on available-for-sale fixed maturity investments	(494,336)	261,039	(312,961)	572,337
Unrealized holding gains (losses), net, arising on cash flow hedges	(16,633)	3,010	522	3,894
Reclassification adjustment for (gains) losses, net, realized in net income	(5,038)	(6,536)	(35,475)	(28,754)
Net unrealized gains (losses) related to investments	(516,007)	257,513	(347,914)	547,477
Future policy benefits, DAC and VOBA adjustments	79,587	(29,720)	44,458	(86,968)
Employee benefit plan adjustment	2,934	—	5,537	—
Other comprehensive (loss) income before income taxes	(433,486)	227,793	(297,919)	460,509
Income tax (benefit) expense related to items of other comprehensive (loss) income	(151,720)	79,728	(104,272)	161,178
Other comprehensive (loss) income(1)	(281,766)	148,065	(193,647)	299,331
Total comprehensive (loss) income	$(288,781)	$223,018	$(102,049)	$469,034
(1) Other comprehensive (loss) income includes the non-credit component of impaired gains (losses), net, on fixed maturities available-for-sale in the amounts of $1,314 and $(4,588) for the three months ended June 30, 2015, and 2014, respectively, and $(1,229) and $(2,816) for the six months ended June 30, 2015, and 2014, respectively.

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Stockholder’s Equity
Six Months Ended June 30, 2015, and 2014
(In Thousands)
(Unaudited)

	Six Months Ended June 30, 2015

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
Balances, January 1, 2015	$7,032	$777,664	$603,018	$749,799	$2,137,513
Net income				91,598	91,598
Other comprehensive loss, net of income taxes			(193,647)		(193,647)
Dividends				(112,110)	(112,110)
Capital contribution - stock-based compensation		781			781
Income tax benefit on stock-based compensation		594			594
Balances, June 30, 2015	$7,032	$779,039	$409,371	$729,287	$1,924,729

	Six Months Ended June 30, 2014

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
Balances, January 1, 2014	$7,032	$774,115	$345,754	$748,831	$1,875,732
Net income				169,703	169,703
Other comprehensive income, net of income taxes			299,331		299,331
Dividends				(135,601)	(135,601)
Capital contribution - stock-based compensation		2,383			2,383
Income tax benefit on stock-based compensation		48			48
Balances, June 30, 2014	$7,032	$776,546	$645,085	$782,933	$2,211,596

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2015, and 2014
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$356,792	$467,517

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	3,723,042	3,029,196
Mortgage loans on real estate	179,363	195,091
Limited partnership interests, other corporation interests and other investments	3,033	5,243
Purchases of investments:
Fixed maturities, available-for-sale	(1,762,463)	(1,178,368)
Mortgage loans on real estate	(177,185)	(156,889)
Limited partnership interests, other corporation interests and other investments	(883)	(1,745)
Net change in short-term investments	(2,371,057)	(2,630,848)
Net change in policy loans	(396)	(4,314)
Purchases of furniture, equipment and software	(40,551)	(11,500)
Net cash used in investing activities	(447,097)	(754,134)

Cash flows from financing activities:
Contract deposits	1,090,823	1,258,359
Contract withdrawals	(794,349)	(850,678)
Net change in due to/from parent and affiliates	(9,444)	24,012
Dividends paid	(112,110)	(135,601)
Proceeds from financing element derivatives	—	1,556
Payments for and interest paid on financing element derivatives, net	(7,572)	(6,689)
Net change in commercial paper borrowings	(100)	901
Net change in book overdrafts	3,887	190
Income tax benefit of stock option exercises	594	48
Net cash provided by financing activities	171,729	292,098

Net increase in cash	81,424	5,481
Cash, beginning of year	12,775	7,491
Cash, end of period	$94,199	$12,972

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2015, and 2014
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Supplemental disclosures of cash flow information:
Net cash (paid) received during the year for:
Income taxes	$(20,505)	$19,553
Interest	(18,632)	(18,646)

Non-cash investing and financing transactions during the years:
Share-based compensation expense	$781	$2,383

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

1.  Organization and Basis of Presentation

Organization

Great-West Life & Annuity Insurance Company (“GWLA”) and its subsidiaries (collectively, the “Company”) is a direct wholly-owned subsidiary of GWL&A Financial Inc. (“GWL&A Financial”), a holding company.  GWL&A Financial is a direct wholly-owned subsidiary of Great-West Lifeco U.S. Inc. (“Lifeco U.S.”) and an indirect wholly-owned subsidiary of Great-West Lifeco Inc. (“Lifeco”), a Canadian holding company.  The Company offers a wide range of life insurance, retirement, and investment products to individuals, businesses, and other private and public organizations throughout the United States. The Company is an insurance company domiciled in the State of Colorado and is subject to regulation by the Colorado Division of Insurance.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and the accounts of its subsidiaries over which it exercises control and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated balance sheet as of December 31, 2014, which was derived from the Company’s audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2015, have been prepared in accordance with the instructions for Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  As such, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position, and cash flows as of June 30, 2015, and for all periods presented. The condensed consolidated results of operations and condensed consolidated statement of cash flows for the six months ended June 30, 2015, are not necessarily indicative of the results or cash flows expected for the full year.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

2.  Acquisitions

Putnam Retirement Business

Description of transaction

On January 1, 2015, the Company acquired the retirement business of Putnam Investments, LLC (“Putnam”), an affiliate of the Company. The transaction was accounted for as a combination between entities under common control. As such, the assets and liabilities acquired from Putnam were recorded at historical cost as of January 1, 2015. In exchange for cash paid in the amount of $4,114, the Company acquired $11,501 of other assets, assumed $7,895 of other liabilities and recognized a dividend of $508. The 2015 amounts presented are aligned with the new business structure which includes the Putnam retirement business, while the 2014 comparative amounts reflect the previous structure which excludes the Putnam retirement business as the amounts are considered immaterial.

J.P. Morgan Retirement Plan Services

Description of transaction

On August 29, 2014, the Company completed the acquisition of all of the voting equity interests in the J.P. Morgan Retirement Plan Services (“RPS”) large-market record-keeping business. This acquisition transformed the Company, together with Putnam, into the second largest provider based on number of participants in the U.S. defined contribution market. The Company presented the allocation of the purchase price to the amounts of assets acquired, goodwill, and liabilities assumed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Revenues and earnings of the acquiree

RPS contributed $46,318 in revenue and $298 in net income for the three months ended June 30, 2015, and $94,946 in revenue and $1,298 in net income for the six months ended June 30, 2015. These amounts are included in the condensed consolidated statements of income for the three and six months ended June 30, 2015.

3.  Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-11 Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU No. 2014-11”). ASU No. 2014-11 amends the accounting for entities that enter into repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings. ASU No. 2014-11 requires new footnote disclosures for repurchase agreements and securities lending transactions accounted for as secured borrowings. The accounting changes in ASU 2014-11 are effective for public business entities for the first interim or annual period beginning after December 15, 2014. The disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The adoption of the accounting changes for the March 31, 2015 interim financial statements did not have an impact on the Company’s financial position or results of operations. The Company has included additional disclosures in Note 5 to these condensed consolidated financial statements around collateral pledged for secured lending transactions on a prospective basis.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Future adoption of new accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). The update outlines a comprehensive model for accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. While the update does not apply to insurance contracts within the scope of Topic 944, it does apply to other fee income earned by the Company which includes fees from assets under management, assets under administration, shareholder servicing, administration and record-keeping services, and investment advisory services. The core principle of the model requires that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The update also requires increased disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. In adopting ASU No. 2014-09, the Company may use either a full retrospective or a modified retrospective approach. The update is effective for public business entities for interim and annual periods beginning after December 15, 2017, based upon an update issued by the FASB in July 2015. Early adoption is not permitted. The Company is currently evaluating the impact of this update on its financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (Topic 810). The update primarily amends the criteria used to evaluate whether certain variable interest entities should be consolidated. The update also modifies the criteria used to determine whether partnerships and similar entities are variable interest entities. The update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, including in the interim periods. The Company is currently evaluating the impact of this update on its financial statements.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (Subtopic 350-40). The update requires the Company to determine if the cloud computing arrangement contains a software license and if so, apply the accounting requirements for other intangible assets. The update also supersedes the requirement to apply lease accounting requirements by analogy for lease classification. If the arrangement is not a software license, then the Company applies accounting requirements for a service requirement. The update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact of this update on its financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (Topic 820). The update removes the requirement to categorize within the fair value hierarchy all investments measured using the net asset value per share practical expedient and related disclosures. The update is effective for interim and annual periods beginning after December 15, 2015. The Company is currently evaluating the impact of this update on its financial statements.

In May 2015, the FASB issued ASU 2015-09, Financial Services-Insurance: Disclosures about Short-Duration Contracts (Topic 944). The update requires that all years in the claims development table that precede the current reporting period and the related disclosure about the history of claims duration should be presented as required supplementary information. The update also includes a disclosure objective of providing information about claim frequency along with a description of methodologies for determining claim frequency information, unless it is impracticable to do so. The update is effective for annual reporting periods beginning after December 15, 2015, and for interim reporting periods within annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of this update on its financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

4.  Dividends

The maximum amount of dividends, which can be paid to stockholders by insurance companies domiciled in the State of Colorado, is subject to restrictions relating to statutory surplus and statutory net gain from operations.  Prior to the payment of any dividends, the Company seeks approval from the Colorado Insurance Commissioner.  During the six months ended June 30, 2015, and 2014, the Company paid dividends of $112,110 and $135,601, respectively, to its parent, GWL&A Financial.

5.  Summary of Investments

The following tables summarize fixed maturity investments classified as available-for-sale and the non-credit-related component of other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (loss) (“AOCI”):

	June 30, 2015
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
Fixed maturities:	cost	gains	losses	and carrying value	included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$874,239	$56,416	$2,957	$927,698	$—
Obligations of U.S. states and their subdivisions	2,082,123	246,232	16,451	2,311,904	—
Foreign government securities	2,373	8	—	2,381	—
Corporate debt securities (2)	11,819,023	584,963	152,896	12,251,090	(2,126)
Asset-backed securities	1,244,518	139,173	10,857	1,372,834	(95,164)
Residential mortgage-backed securities	143,205	5,963	1,980	147,188	(150)
Commercial mortgage-backed securities	937,893	23,354	6,800	954,447	—
Collateralized debt obligations	9,537	—	2	9,535	—
Total fixed maturities	$17,112,911	$1,056,109	$191,943	$17,977,077	$(97,440)
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
(2) Includes perpetual debt investments with amortized cost of $157,742 and estimated fair value of $129,537.

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

	June 30, 2015
	Amortized cost	Estimated fair value
Maturing in one year or less	$664,969	$692,965
Maturing after one year through five years	3,560,986	3,839,087
Maturing after five years through ten years	4,865,732	5,019,172
Maturing after ten years	5,162,877	5,393,104
Mortgage-backed and asset-backed securities	2,858,347	3,032,749
Total fixed maturities	$17,112,911	$17,977,077

Mortgage-backed (commercial and residential) and asset-backed securities include those issued by the U.S. government and U.S. agencies.

The following table summarizes information regarding the sales of securities classified as available-for-sale:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds from sales	$337,206	$59,643	$2,995,877	$2,299,304
Gross realized gains from sales	8,584	2,465	31,935	22,239
Gross realized losses from sales	304	28	324	1,090

Mortgage loans on real estate — The following table summarizes the carrying value of the mortgage loan portfolio by component:

	June 30, 2015	December 31, 2014
Principal	$3,356,720	$3,356,374
Unamortized premium (discount) and fees, net	9,060	10,086
Mortgage provision allowance	(2,890)	(2,890)
Total mortgage loans	$3,362,890	$3,363,570

The recorded investment of the mortgage loan portfolio categorized as performing was $3,365,780 and $3,366,460 as of June 30, 2015, and December 31, 2014, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
	Commercial mortgages	Commercial mortgages
Allowance ending balance by basis of impairment method:
Collectively evaluated for impairment	$2,890	$2,890

Recorded investment balance in the mortgage loan portfolio, gross of allowance, by basis of impairment method:	$3,365,780	$3,366,460
Individually evaluated for impairment	12,773	12,986
Collectively evaluated for impairment	3,353,007	3,353,474

Limited partnership and other corporation interests — At June 30, 2015, and December 31, 2014, the Company had $45,197 and $49,421, respectively, invested in limited partnership and other corporation interests. Included in limited partnership interests are investments in low-income housing limited partnerships (“LIHLP”) that qualify for federal and state tax credits and ownership interests in pooled investment funds.

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

The carrying value and maximum exposure to loss in relation to the activities of the VIEs was $5,152 and $7,464 at June 30, 2015, and December 31, 2014, respectively.

Special deposits — The Company had securities on deposit with government authorities as required by certain insurance laws with fair values of $14,237 and $14,612 at June 30, 2015, and December 31, 2014, respectively.

Securities lending — The Company participates in a securities lending program in which the Company lends securities that are held as part of its general account investment portfolio to third parties through an unaffiliated agent. The Company does not enter into these transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.

The securities lending agreement requires initial collateral in an amount greater than or equal to 102% of the fair value of domestic securities loaned and 105% of foreign securities loaned.  Cash collateral related to the securities lending program is generally invested in U.S. government or U.S. government agency securities. The Company bears the risk of any deficiency in the amount of collateral available for return to a borrower due to a loss in an approved investment. In addition, the securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default.

Securities with a cost or amortized cost of $186,082 and $15,252 and estimated fair values of $184,965 and $15,423 were on loan under the program at June 30, 2015, and December 31, 2014, respectively.  The Company received cash of $88,660 and $13,741 and securities with a fair value of $103,103 and $2,131 as collateral at June 30, 2015, and December 31, 2014, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following table summarizes the collateral pledged by the Company under the securities lending program, by class of investment. Under the securities lending program the collateral pledged is, by definition, the securities loaned against the assets borrowed.

June 30, 2015
Remaining contractual maturity of the agreements
Overnight and continuous
Securities lending transactions
U.S. government direct obligations and U.S. agencies	$13,021
Corporate debt securities	171,944
Total secured borrowings	$184,965

Amounts related to agreements not included in offsetting disclosure in Note 7	$184,965

Unrealized losses on fixed maturity investments classified as available-for-sale — The following tables summarize unrealized investment losses, including the non-credit-related portion of OTTI losses reported in AOCI, by class of investment:

	June 30, 2015
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$142,556	$2,391	$25,355	$566	$167,911	$2,957
Obligations of U.S. states and their subdivisions	301,557	16,134	735	317	302,292	16,451
Corporate debt securities	3,098,091	93,177	370,686	59,719	3,468,777	152,896
Asset-backed securities	180,431	1,910	208,839	8,947	389,270	10,857
Residential mortgage-backed securities	14	—	23,170	1,980	23,184	1,980
Commercial mortgage-backed securities	293,457	6,463	24,673	337	318,130	6,800
Collateralized debt obligations	9,534	2	—	—	9,534	2
Total fixed maturities	$4,025,640	$120,077	$653,458	$71,866	$4,679,098	$191,943

Total number of securities in an unrealized loss position		413		89		502

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

Fixed maturity investments — Total unrealized losses and OTTI increased by $90,500, or 89%, from December 31, 2014, to June 30, 2015. The overall increase in unrealized losses was across most asset classes and reflects higher interest rates at June 30, 2015, compared to December 31, 2014, resulting in generally lower valuations of these fixed maturity securities.

Total unrealized losses greater than twelve months decreased by $10,881 from December 31, 2014, to June 30, 2015.  Corporate debt securities account for 83%, or $59,719, of the unrealized losses and OTTI greater than twelve months at June 30, 2015.  Non-investment grade corporate debt securities account for $10,966 of the unrealized losses and OTTI greater than twelve months and $9,646 of the losses are on perpetual debt investments issued by investment grade rated banks in the United Kingdom.  Management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Asset-backed securities account for 12% of the unrealized losses and OTTI greater than twelve months at June 30, 2015.  The present value of the cash flows expected to be collected is not less than amortized cost and management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Other-than-temporary impairment recognition — The OTTI on fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in realized investment gains (losses) is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$115,653	$167,961	$119,532	$167,961
Initial impairments - credit loss on securities not previously impaired	—	—	450	—
Reductions due to increases in cash flows expected to be collected that are recognized over the remaining life of the security	(8,740)	—	(13,069)	—
Ending balance	$106,913	$167,961	$106,913	$167,961

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

6.  Derivative Financial Instruments

Derivative transactions are generally entered into pursuant to International Swaps and Derivatives Association (“ISDA”) Master Agreements or Master Securities Forward Transaction Agreements (“MSFTA”) with approved counterparties that provide for a single net payment to be made by one party to the other on a daily basis, periodic payment dates, or at the due date, expiration, or termination of the agreement.

The ISDA Master Agreements contain provisions that would allow the counterparties to require immediate settlement of all derivative instruments in a net liability position if the Company were to default on any debt obligations over a certain threshold.  The MSFTA contain provisions which do not stipulate a threshold for default and only apply to debt obligations between the Company and the specific counterparty.  The aggregate fair value, inclusive of accrued income and expense, of derivative instruments with credit-risk-related contingent features that were in a net liability position was $139,370 and $141,653 as of June 30, 2015, and December 31, 2014, respectively.  The Company had pledged collateral related to these derivatives of $102,444 and $106,110 as of June 30, 2015, and December 31, 2014, respectively, in the normal course of business.  If the credit-risk-related contingent features were triggered on June 30, 2015, the fair value of assets that could be required to settle the derivatives in a net liability position was $36,925.

At June 30, 2015, and December 31, 2014, the Company had pledged $120,107 and $106,110 of unrestricted cash collateral to counterparties in the normal course of business, while other counterparties had pledged $820 and $791 of unrestricted cash collateral to the Company to satisfy collateral netting agreements, respectively.

At June 30, 2015, the Company estimated $9,035 of net derivative gains related to cash flow hedges included in AOCI will be reclassified into net income within the next twelve months. Gains and losses included in AOCI are reclassified into net income when the hedged item affects earnings.

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

Not designated as hedging instruments

The Company enters into certain transactions in which derivatives are hedging an economic risk but hedge accounting is not elected.  These derivative instruments include:  exchange-traded interest rate swap futures, over-the-counter (“OTC”) interest rate swaptions, OTC interest rate swaps, exchange-traded Eurodollar interest rate futures, and treasury interest rate futures.  Certain of the Company’s OTC derivatives are cleared and settled through a central clearing counterparty while others are bilateral contracts between the Company and a counterparty.

The derivative instruments mentioned above are economic hedges and used to manage risk.  These transactions are used to offset changes in liabilities including those in variable annuity products, hedge the economic effect of a large increase in interest rates, manage the potential variability in future interest payments due to a change in credited interest rates and the related change in cash flows due to increased surrenders, and manage interest rate risks of forecasted acquisitions of fixed rate maturity investments and forecasted liability pricing.

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

Other forward contracts

The Company uses forward settling to be announced (“TBA”) securities to gain exposure to the investment risk and return of agency mortgage-backed securities (pass-throughs). These transactions enhance the return on the Company’s investment portfolio and provide a more liquid and cost effective method of achieving these goals than purchasing or selling individual agency mortgage-backed pools.  As the Company does not regularly accept delivery of such securities, they are accounted for as derivatives but hedge accounting is not elected.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables summarize the notional amount and fair value of derivative financial instruments, excluding embedded derivatives:

	June 30, 2015
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$184,200	$15,811	$15,811	$—
Cross-currency swaps	269,414	1,544	9,112	7,568
Total cash flow hedges	453,614	17,355	24,923	7,568

Fair value hedges:
Interest rate swaps	33,750	638	647	9
Total fair value hedges	33,750	638	647	9

Total derivatives designated as hedges	487,364	17,993	25,570	7,577

Derivatives not designated as hedges:
Interest rate swaps	250,600	(1,559)	4,620	6,179
Futures on equity indices	18,006	—	—	—
Interest rate futures	8,795	—	—	—
Interest rate swaptions	192,724	260	260	—
Other forward contracts	7,020,500	(17,760)	7,157	24,917
Cross-currency swaps	662,935	(116,749)	7,039	123,788
Total derivatives not designated as hedges	8,153,560	(135,808)	19,076	154,884
Total derivative financial instruments	$8,640,924	$(117,815)	$44,646	$162,461
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

Notional amounts are used to express the extent of the Company’s involvement in derivative transactions and represent a standard measurement of the volume of its derivative activity.  Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received. The average notional outstanding during the six months ended June 30, 2015, was $431,286, $875,406, $21,453, $255,167, and $5,807,767 for interest rate swaps, cross-currency swaps, futures, swaptions, and other forward contracts, respectively. The average notional outstanding during the year ended December 31, 2014, was $340,262, $732,581, $21,702, $407,552, and $4,217,408 for interest rate swaps, cross-currency swaps, futures, swaptions, and other forward contracts, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables present the effect of derivative instruments in the condensed consolidated statements of income reported by cash flow hedges, fair value hedges, and economic hedges, excluding embedded derivatives:

	Gain (loss) recognized in OCI on derivatives (Effective portion)		Gain (loss) reclassified from OCI into net income (Effective portion)
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Cash flow hedges:
Interest rate swaps	$(2,515)	$3,900	$1,837	$3,142	(A)
Cross-currency swaps	(14,118)	(890)	276	845	(A)
Interest rate futures	—	—	(22)	18	(A)
Total cash flow hedges	$(16,633)	$3,010	$2,091	$4,005
(A) Net investment income.

	Gain (loss) recognized in OCI on derivatives (Effective portion)		Gain (loss) reclassified from OCI into net income (Effective portion)
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash flow hedges:
Interest rate swaps	$626	$5,144	$3,693	$3,705	(A)
Cross-currency swaps	(104)	(1,250)	699	845	(A)
Cross-currency swaps	—	—	—	35	(B)
Interest rate futures	—	—	(43)	—	(A)
Total cash flow hedges	$522	$3,894	$4,349	$4,585
(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

	Gain (loss) on derivatives recognized in net income			Gain (loss) on hedged assets recognized in net income
	Three Months Ended June 30,			Three Months Ended June 30,
	2015	2014		2015	2014
Fair value hedges:
Interest rate swaps	$569	$(1,333)	(A)	$—	$—
Interest rate swaps	(188)	—	(B)	—	—
Items hedged in interest rate swaps	—	—		(573)	1,333	(A)
Items hedged in interest rate swaps	—	—		188	—	(B)
Total fair value hedges	$381	$(1,333)		$(385)	$1,333
(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Gain (loss) on derivatives recognized in net income			Gain (loss) on hedged assets recognized in net income
	Six Months Ended June 30,			Six Months Ended June 30,
	2015	2014		2015	2014
Fair value hedges:
Interest rate swaps	$(869)	$(2,400)	(A)	$—	$—
Interest rate swaps	442	—	(B)	—	—
Items hedged in interest rate swaps	—	—		870	2,400	(A)
Items hedged in interest rate swaps	—	—		(442)	—	(B)
Total fair value hedges (1)	$(427)	$(2,400)		$428	$2,400
(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

	Gain (loss) on derivatives recognized in net income
	Three Months Ended June 30,
	2015		2014
Derivatives not designated as hedging instruments:
Futures on equity indices	$271	(A)	$13	(A)
Futures on equity indices	(266)	(B)	(196)	(B)
Interest rate swaps	(8,749)	(A)	941	(A)
Interest rate swaps	—	(B)	—	(B)
Interest rate futures	36	(A)	(62)	(A)
Interest rate futures	37	(B)	111	(B)
Interest rate swaptions	1,081	(A)	640	(A)
Interest rate swaptions	(1,089)	(B)	(877)	(B)
Other forward contracts	(34,585)	(A)	20,402	(A)
Other forward contracts	7,250	(B)	31,996	(B)
Cross-currency swaps	(37,342)	(A)	(5,453)	(A)
Total derivatives not designated as hedging instruments	$(73,356)		$47,515
(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Gain (loss) on derivatives recognized in net income
	Six Months Ended June 30,
	2015		2014
Derivatives not designated as hedging instruments:
Futures on equity indices	$418	(A)	$90	(A)
Futures on equity indices	(989)	(B)	(359)	(B)
Interest rate swaps	(5,927)	(A)	2,050	(A)
Interest rate futures	(115)	(A)	(65)	(A)
Interest rate futures	172	(B)	87	(B)
Interest rate swaptions	1,991	(A)	842	(A)
Interest rate swaptions	(2,076)	(B)	(1,710)	(B)
Other forward contracts	(17,760)	(A)	14,060	(A)
Other forward contracts	(2,090)	(B)	39,577	(B)
Cross-currency swaps	7,704	(A)	(7,085)	(A)
Total derivatives not designated as hedging instruments	$(18,672)		$47,487
(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

Embedded derivative - Guaranteed Lifetime Withdrawal Benefit

The Company offers a guaranteed lifetime withdrawal benefit (“GLWB”) through a variable annuity or a contingent deferred annuity. The GLWB is deemed to be an embedded derivative. The GLWB is recorded at fair value within future policy benefits on the condensed consolidated balance sheets. Changes in fair value of GLWB are recorded in net investment income in the condensed consolidated statements of income.

The estimated fair value of the GLWB was $2,919 and $6,407 at June 30, 2015, and December 31, 2014, respectively. The changes in fair value of the GLWB were $(6,258) and $609 for the three months ended June 30, 2015, and 2014, respectively, and $(3,488) and $609 for the six months ended June 30, 2015, and 2014, respectively.

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

	June 30, 2015
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments (assets):	recognized assets (1)	instruments	received	fair value
Derivative instruments (2)	$39,959	$(39,205)	$748	$6
Short-term reverse repurchase agreements (3)	300,000	(300,000)	—	—
Total financial instruments (assets)	$339,959	$(339,205)	$748	$6

	June 30, 2015
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments (liabilities):	recognized liabilities (1)	instruments	pledged	fair value
Derivative instruments (4)	$154,275	$(39,205)	$(108,896)	$6,174
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

8.  Fair Value Measurements

Recurring fair value measurements

The following tables present the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy category:

	Assets and liabilities measured at fair value on a recurring basis
	June 30, 2015
	Quoted prices	Significant
	in active markets for identical assets (Level 1)	other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$927,698	$—	$927,698
Obligations of U.S. states and their subdivisions	—	2,311,904	—	2,311,904
Foreign government securities	—	2,381	—	2,381
Corporate debt securities	—	12,246,025	5,065	12,251,090
Asset-backed securities	—	1,372,803	31	1,372,834
Residential mortgage-backed securities	—	147,188	—	147,188
Commercial mortgage-backed securities	—	954,447	—	954,447
Collateralized debt obligations	—	9,535	—	9,535
Total fixed maturities available-for-sale	—	17,971,981	5,096	17,977,077
Fixed maturities held-for-trading:
U.S. government direct obligations and U.S. agencies	—	72,118	—	72,118
Corporate debt securities	—	57,384	—	57,384
Commercial mortgage-backed securities	—	1,075	—	1,075
Total fixed maturities held-for-trading	—	130,577	—	130,577
Short-term investments	193,146	2,441,964	—	2,635,110
Collateral under securities lending agreements	88,660	—	—	88,660
Collateral under derivative counterparty collateral agreements	120,927	—	—	120,927
Derivative instruments designated as hedges:
Interest rate swaps	—	16,458	—	16,458
Cross-currency swaps	—	9,112	—	9,112
Derivative instruments not designated as hedges:
Interest rate swaps	—	4,620	—	4,620
Interest rate swaptions	—	260	—	260
Other forward contracts	—	7,157	—	7,157
Cross-currency swaps	—	7,039	—	7,039
Total derivative instruments	—	44,646	—	44,646
Separate account assets	16,103,914	11,401,841	—	27,505,755
Total assets	$16,506,647	$31,991,009	$5,096	$48,502,752

Liabilities
Payable under securities lending agreements	$88,660	$—	$—	$88,660
Collateral under derivative counterparty collateral agreements	820	—	—	820
Derivative instruments designated as hedges:
Interest rate swaps	—	9	—	9
Cross-currency swaps	—	7,568	—	7,568
Derivative instruments not designated as hedges:
Interest rate swaps	—	6,179	—	6,179
Other forward contracts	—	24,917	—	24,917
Cross-currency swaps	—	123,788	—	123,788
Total derivative instruments	—	162,461	—	162,461
Embedded derivatives - GLWB	—	—	2,919	2,919
Separate account liabilities (1)	7	272,031	—	272,038
Total liabilities	$89,487	$434,492	$2,919	$526,898
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
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The methods and assumptions used to estimate the fair value of the Company’s financial assets and liabilities carried at fair value on a recurring basis are as follows:

Fixed maturity investments

The fair values for fixed maturity investments are based upon market prices from independent pricing services.  In cases where market prices are not readily available, fair values are estimated by the Company.  To determine estimated fair value for these instruments, the Company generally utilizes discounted cash flows models with market observable pricing inputs such as spreads, average life, and credit quality.  Fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty.

Short-term investments and securities lending agreements

The amortized cost of short-term investments, collateral under securities lending agreements, and payable under securities lending agreements is a reasonable estimate of fair value due to their short-term nature and high credit quality of the issuers.

Derivative counterparty collateral agreements

Included in other assets is cash collateral received from or pledged to derivative counterparties and included in other liabilities is the obligation to return the cash collateral to the counterparties.  The carrying value of the collateral is a reasonable estimate of fair value.

Derivative instruments

Included in other assets and other liabilities are derivative financial instruments. The estimated fair values of OTC derivatives, primarily consisting of cross-currency swaps, interest rate swaps, interest rate swaptions, and other forward contracts, are the estimated amounts the Company would receive or pay to terminate the agreements at the end of each reporting period, taking into consideration current interest rates and other relevant factors.

Embedded derivative - GLWB

Significant unobservable inputs used in the fair value measurements of GLWB include long-term equity and interest rate implied volatility, mortality, and policyholder behavior assumptions, such as benefit utilization, lapses, and partial withdrawals.

Separate account assets and liabilities

Separate account assets and liabilities primarily include investments in mutual fund, fixed maturity, and short-term securities.  Mutual funds are recorded at net asset value, which approximates fair value, on a daily basis.  The fixed maturity and short-term investments are valued in the same manner, and using the same pricing sources and inputs as the fixed maturity and short-term investments of the Company.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities
	Three Months Ended June 30, 2015
	Assets				Liabilities
	Fixed maturities available-for-sale				Embedded
	Corporate	Asset-backed	Collateralized		derivatives
	debt securities	securities	debt obligations	Total	- GLWB
Balances, April 1, 2015	$5,329	$33	$—	$5,362	$9,177
Realized and unrealized gains (losses) included in:
Net income (loss)	—	—	—	—	(6,258)
Other comprehensive income (loss)	(49)	—	—	(49)	—
Settlements	(215)	(2)	—	(217)	—
Balances, June 30, 2015	$5,065	$31	$—	$5,096	$2,919
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at June 30, 2015	$—	$—	$—	$—	$(6,258)

	Recurring Level 3 financial assets and liabilities
	Three Months Ended June 30, 2014
	Assets				Liabilities
	Fixed maturities available-for-sale				Embedded
	Corporate	Asset-backed	Collateralized		derivatives
	debt securities	securities	debt obligations	Total	- GLWB
Balances, April 1, 2014	$6,523	$246,025	$29	$252,577	$—
Realized and unrealized gains (losses) included in:
Net income (loss)	—	—	—	—	609
Other comprehensive income (loss)	17	(12,407)	—	(12,390)	—
Settlements	(169)	(13,484)	—	(13,653)	—
Balances, June 30, 2014	$6,371	$220,134	$29	$226,534	$609
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at June 30, 2014	$—	$—	$—	$—	$609

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Recurring Level 3 financial assets and liabilities
	Six Months Ended June 30, 2015
	Assets				Liabilities
	Fixed maturities available-for-sale				Embedded
	Corporate	Asset-backed	Collateralized		derivatives
	debt securities	securities	debt obligations	Total	- GLWB
Balances, January 1, 2015	$5,842	$36	$—	$5,878	$6,407
Realized and unrealized gains (losses) included in:
Net income (loss)	—	—	—	—	(3,488)
Other comprehensive income (loss)	(77)	—	—	(77)	—
Settlements	(700)	(5)	—	(705)	—
Balances, June 30, 2015	$5,065	$31	$—	$5,096	$2,919
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at June 30, 2015	$—	$—	$—	$—	$(3,488)

	Recurring Level 3 financial assets and liabilities
	Six Months Ended June 30, 2014
	Assets				Liabilities
	Fixed maturities available-for-sale				Embedded
	Corporate	Asset-backed	Collateralized		derivatives
	debt securities	securities	debt obligations	Total	- GLWB
Balances, January 1, 2014	$6,652	$252,958	$32	$259,642	$—
Realized and unrealized gains (losses) included in:
Net income (loss)	—	—	—	—	609
Other comprehensive income (loss)	75	(5,594)	(3)	(5,522)	—
Settlements	(356)	(27,230)	—	(27,586)	—
Balances, June 30, 2014	$6,371	$220,134	$29	$226,534	609
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at June 30, 2014	$—	$—	$—	$—	$609

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables present significant unobservable inputs used during the valuation of certain liabilities categorized within Level 3 of the recurring fair value measurements table:

June 30, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range
Embedded derivatives - GLWB	$2,919	Risk neutral stochastic valuation methodology	Equity volatility	15% - 28%
			Swap curve	0.80% - 3.00%
			Mortality rate	Based on the Annuity 2000 Mortality Table
			Lapse rate	1% - 12%

December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range
Embedded derivatives - GLWB	$6,407	Risk neutral stochastic valuation methodology	Equity volatility	15% - 28%
			Swap curve	0.44% - 2.70%
			Mortality rate	Based on the Annuity 2000 Mortality Table
			Lapse rate	1% - 12%

Non-recurring fair value measurements - Certain assets are measured at estimated fair value on a non-recurring basis and are not included in the tables above. The Company held zero and $9,242 of adjusted cost basis limited partnership interests which were impaired at June 30, 2015, and December 31, 2014, respectively, based on the fair value disclosed in the limited partnership financial statements. These limited partnership interests were recorded at estimated fair value and represent a non-recurring fair value measurement. The estimated fair value was categorized as Level 3.

Fair value of financial instruments

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value on a recurring basis:

	June 30, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets
Mortgage loans on real estate	$3,362,890	$3,514,602	$3,363,570	$3,558,111
Policy loans	4,203,808	4,203,808	4,130,062	4,130,062
Limited partnership interests	36,697	38,651	38,796	41,853
Other investments	14,907	44,591	15,614	43,263

Liabilities
Annuity contract benefits without life contingencies	$10,672,677	$10,466,585	$10,569,147	$10,563,477
Policyholders’ funds	311,404	311,404	335,484	335,484
Commercial paper	98,489	98,489	98,589	98,589
Notes payable	532,561	560,140	532,547	564,904

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The methods and assumptions used to estimate the fair value of financial instruments not carried at fair value on a recurring basis are summarized as follows:

Mortgage loans on real estate

Mortgage loan fair value estimates are generally based on discounted cash flows.  A discount rate matrix is used where the discount rate valuing a specific mortgage generally corresponds to that mortgage’s remaining term and credit quality.  Management believes the discount rate used is comparable to the credit, interest rate, term, servicing costs, and risks of loans similar to the portfolio loans that the Company would make today given its internal pricing strategy.  The estimated fair value is classified as Level 2.

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

Limited partnership interests

Limited partnership interests, accounted for using the cost method, represent the Company’s minority ownership interests in pooled investment funds.  These funds employ varying investment strategies that principally make private equity investments across diverse industries and geographical focuses.  The estimated fair value was determined using the partnership financial statement reported capital account or net asset value adjusted for other relevant information which may impact the exit value of the investments.  Distributions by these investments are generated from investment gains, from operating income generated by the underlying investments of the funds, and from liquidation of the underlying assets of the funds which are estimated to be liquidated over the next one to 10 years.  The estimated fair value is classified as Level 3.

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

9.  Other Comprehensive Income

The following tables present the accumulated balances for each classification of other comprehensive income (loss):

	Three Months Ended June 30, 2015
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, April 1, 2015	$883,761	$42,824	$(131,028)	$(104,420)	$691,137
Other comprehensive income (loss) before reclassifications	(321,318)	(10,812)	51,732	—	(280,398)
Amounts reclassified from AOCI	(1,916)	(1,359)	—	1,907	(1,368)
Net current period other comprehensive income (loss)	(323,234)	(12,171)	51,732	1,907	(281,766)
Balances, June 30, 2015	$560,527	$30,653	$(79,296)	$(102,513)	$409,371

	Three Months Ended June 30, 2014
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, April 1, 2014	$622,302	$25,715	$(107,211)	$(43,786)	$497,020
Other comprehensive income (loss) before reclassifications	169,675	1,956	(19,318)	—	152,313
Amounts reclassified from AOCI	(1,645)	(2,603)	—	—	(4,248)
Net current period other comprehensive income (loss)	168,030	(647)	(19,318)	—	148,065
Balances, June 30, 2014	$790,332	$25,068	$(126,529)	$(43,786)	$645,085

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2015
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2015	$784,183	$33,141	$(108,194)	$(106,112)	$603,018
Other comprehensive income (loss) before reclassifications	(203,424)	339	28,898	(215)	(174,402)
Amounts reclassified from AOCI	(20,232)	(2,827)	—	3,814	(19,245)
Net current period other comprehensive income (loss)	(223,656)	(2,488)	28,898	3,599	(193,647)
Balances, June 30, 2015	$560,527	$30,653	$(79,296)	$(102,513)	$409,371

	Six Months Ended June 30, 2014
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2014	$434,023	$25,517	$(70,000)	$(43,786)	$345,754
Other comprehensive income (loss) before reclassifications	372,019	2,531	(56,529)	—	318,021
Amounts reclassified from AOCI	(15,710)	(2,980)	—	—	(18,690)
Net current period other comprehensive income (loss)	356,309	(449)	(56,529)	—	299,331
Balances, June 30, 2014	$790,332	$25,068	$(126,529)	$(43,786)	$645,085

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables present the composition of other comprehensive income (loss):

	Three Months Ended June 30, 2015
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$(494,336)	$173,018	$(321,318)
Unrealized holding gains (losses), net, arising on cash flow hedges	(16,633)	5,821	(10,812)
Reclassification adjustment for (gains) losses, net, realized in net income	(5,038)	1,763	(3,275)
Net unrealized gains (losses) related to investments	(516,007)	180,602	(335,405)
Future policy benefits, DAC and VOBA adjustments	79,587	(27,855)	51,732
Net unrealized gains (losses)	(436,420)	152,747	(283,673)
Employee benefit plan adjustment	2,934	(1,027)	1,907
Other comprehensive income (loss)	$(433,486)	$151,720	$(281,766)

	Three Months Ended June 30, 2014
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$261,039	$(91,364)	$169,675
Unrealized holding gains (losses), net, arising on cash flow hedges	3,010	(1,054)	1,956
Reclassification adjustment for (gains) losses, net, realized in net income	(6,536)	2,288	(4,248)
Net unrealized gains (losses) related to investments	257,513	(90,130)	167,383
Future policy benefits, DAC and VOBA adjustments	(29,720)	10,402	(19,318)
Net unrealized gains (losses)	227,793	(79,728)	148,065
Other comprehensive income (loss)	$227,793	$(79,728)	$148,065

	Six Months Ended June 30, 2015
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$(312,961)	$109,537	$(203,424)
Unrealized holding gains (losses), net, arising on cash flow hedges	522	(183)	339
Reclassification adjustment for (gains) losses, net, realized in net income	(35,475)	12,416	(23,059)
Net unrealized gains (losses) related to investments	(347,914)	121,770	(226,144)
Future policy benefits, DAC and VOBA adjustments	44,458	(15,560)	28,898
Net unrealized gains (losses)	(303,456)	106,210	(197,246)
Employee benefit plan adjustment	5,537	(1,938)	3,599
Other comprehensive income (loss)	$(297,919)	$104,272	$(193,647)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2014
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$572,337	$(200,318)	$372,019
Unrealized holding gains (losses), net, arising on cash flow hedges	3,894	(1,363)	2,531
Reclassification adjustment for (gains) losses, net, realized in net income	(28,754)	10,064	(18,690)
Net unrealized gains (losses) related to investments	547,477	(191,617)	355,860
Future policy benefits, DAC and VOBA adjustments	(86,968)	30,439	(56,529)
Net unrealized gains (losses)	460,509	(161,178)	299,331
Other comprehensive income (loss)	$460,509	$(161,178)	$299,331

The following tables presents the reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended June 30,
	2015		2014
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)			Affected line item in the statement where net income is presented
Unrealized holding (gains) losses, net, arising on fixed maturities, available-for-sale	$(2,947)		$(2,531)	Other realized investment (gains) losses, net
	(2,947)		(2,531)	Total before tax
	(1,031)		(886)	Tax expense or benefit
	$(1,916)		$(1,645)	Net of tax

Unrealized holding (gains) losses, net, arising on cash flow hedges	$(2,091)		$(4,005)	Net investment income
	(2,091)		(4,005)	Total before tax
	(732)		(1,402)	Tax expense or benefit
	$(1,359)		$(2,603)	Net of tax

Amortization of employee benefit plan items
Prior service costs (benefits)	$(181)	(1)	$—
Actuarial losses (gains)	3,115	(1)	—
	2,934		—	Total before tax
	1,027		—	Tax expense or benefit
	$1,907		$—	Net of tax

Total reclassification	$(1,368)		$(4,248)	Net of tax

(1) These accumulated other comprehensive income components are included in the computation of net periodic (benefit) cost of employee benefit plans (see Note 10 for additional details).

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015		2014
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)			Affected line item in the statement where net income is presented
Unrealized holding (gains) losses, net, arising on fixed maturities, available-for-sale	$(31,126)		$(24,169)	Other realized investment (gains) losses, net
	(31,126)		(24,169)	Total before tax
	(10,894)		(8,459)	Tax expense or benefit
	$(20,232)		$(15,710)	Net of tax

Unrealized holding (gains) losses, net, arising on cash flow hedges	$(4,349)		$(4,585)	Net investment income
	(4,349)		(4,585)	Total before tax
	(1,522)		(1,605)	Tax expense or benefit
	$(2,827)		$(2,980)	Net of tax

Amortization of employee benefit plan items
Prior service costs (benefits)	$(362)	(1)	$—
Actuarial losses (gains)	6,229	(1)	—
	5,867		—	Total before tax
	2,053		—	Tax expense or benefit
	$3,814		$—	Net of tax

Total reclassification	$(19,245)		$(18,690)	Net of tax

(1) These accumulated other comprehensive income components are included in the computation of net periodic (benefit) cost of employee benefit plans (see Note 10 for additional details).

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

10.  Employee Benefit Plans

Net periodic cost (benefit) of the Defined Benefit Pension, Post-Retirement Medical, and Supplemental Executive Retirement plans included in general insurance expenses in the accompanying condensed consolidated statements of income includes the following components:

	Three Months Ended June 30,
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Components of net periodic cost (benefit):
Service cost	$1,509	$1,175	$264	$206	$70	$205	$1,843	$1,586
Interest cost	5,997	5,739	126	130	531	696	6,654	6,565
Expected return on plan assets	(7,087)	(7,319)	—	—	—	—	(7,087)	(7,319)
Amortization of unrecognized prior service costs (benefits)	3	13	(417)	(427)	233	233	(181)	(181)
Amortization of losses (gains) from earlier periods	3,106	644	(157)	(130)	166	93	3,115	607
Net periodic cost (benefit)	$3,528	$252	$(184)	$(221)	$1,000	$1,227	$4,344	$1,258

	Six Months Ended June 30,
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Components of net periodic cost (benefit):
Service cost	$3,017	$2,349	$528	$412	$141	$410	$3,686	$3,171
Interest cost	11,994	11,477	253	260	1,061	1,393	13,308	13,130
Expected return on plan assets	(14,174)	(14,638)	—	—	—	—	(14,174)	(14,638)
Amortization of unrecognized prior service costs (benefits)	7	26	(835)	(853)	466	466	(362)	(361)
Amortization of losses (gains) from earlier periods	6,212	1,289	(315)	(260)	332	185	6,229	1,214
Net periodic cost (benefit)	$7,056	$503	$(369)	$(441)	$2,000	$2,454	$8,687	$2,516

The Company expects to make payments of approximately $1,048 with respect to its Post-Retirement Medical Plan and $4,825 with respect to its Supplemental Executive Retirement Plan during the year ended December 31, 2015.  The Company expects to make contributions of zero to its Defined Benefit Pension Plan during the year ended December 31, 2015.  A December 31 measurement date is used for the employee benefit plans.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following table summarizes contributions to the Defined Benefit Pension Plan and payments made to the Post-Retirement Medical Plan and the Supplemental Executive Retirement Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Contributions to the Defined Benefit Pension Plan	$—	$2,690	$—	$4,714
Payments to the Post-Retirement Medical Plan	391	84	524	215
Payments to the Supplemental Executive Retirement Plan	830	882	3,165	1,789

11.  Income Taxes

The provision for income taxes is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Current	$10,042	$22,551	$38,137	$53,596
Deferred	(13,721)	17,629	10,081	36,938
Total income tax provision	$(3,679)	$40,180	$48,218	$90,534

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate:

	Six Months Ended June 30,
	2015	2014
Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(2.7)%	(1.9)%
Tax credits	(0.4)%	(0.2)%
State income taxes, net of federal benefit	1.9%	1.4%
Other, net	0.7%	0.5%
Effective income tax rate	34.5%	34.8%

During the six months ended June 30, 2015, and 2014, the Company recorded an increase in unrecognized tax benefits in the amount of $4,927 and $4,372, respectively. The Company anticipates additional increases to its unrecognized tax benefits of $4,000 to $5,000 in the next twelve months. The Company expects that the majority of the increase in its unrecognized tax benefits will not impact the effective tax rate.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

12.  Segment Information

The Chief Operating Decision Maker (“CODM”) of the Company is also the Chief Executive Officer (“CEO”) of the Company and Lifeco U.S. The CODM reviews the financial information for the purposes of assessing performance and allocating resources based upon the results of Lifeco U.S. and other U.S. affiliates prepared in accordance with International Financial Reporting Standards. The CODM, in his capacity as CEO of the Company, reviews the Company’s financial information only in connection with the quarterly and annual reports that are filed with the Securities and Exchange Commission (“SEC”). Consequently, the Company does not provide its discrete financial information to the CODM to be regularly reviewed to make decisions about resources to be allocated or to assess performance. For purposes of SEC reporting requirements, the Company has chosen to present its financial information in three segments, notwithstanding the above. The three segments are: Individual Markets, Empower Retirement (formerly known as “Retirement Services”), and Other.

Individual Markets

The Individual Markets reporting and operating segment distributes life insurance, annuity, and retirement products to both individuals and businesses through various distribution channels.  Life insurance products in-force include participating and non-participating term life, whole life, universal life, and variable universal life.

Empower Retirement

The Empower Retirement reporting and operating segment provides various retirement plan products (including individual retirement accounts (“IRAs”)) and investment options as well as comprehensive administrative and record-keeping services for financial institutions and employers, which include educational, advisory, enrollment, and communication services for employer-sponsored defined contribution plans and associated defined benefit plans.

Other

The Company’s Other reporting segment is substantially comprised of activity under the assumption of reinsurance between Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”), a wholly owned subsidiary, and The Canada Life Assurance Company (“CLAC”), corporate items not directly allocated to the other operating segments, and interest expense on long-term debt.

The accounting principles used to determine segment results are the same as those used in the consolidated financial statements.  Inter-segment transactions and balances have been eliminated in consolidation.  The Company’s operations are not materially dependent on one or a few customers, brokers, or agents.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables summarize segment financial information:

	Three Months Ended June 30, 2015
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$51,253	$16	$23,448	$74,717
Fee income	24,967	211,532	1,002	237,501
Other revenue	—	1,820	—	1,820
Net investment income	155,658	51,079	13,432	220,169
Realized investment gains (losses), net	3,552	12,211	96	15,859
Total revenues	235,430	276,658	37,978	550,066
Benefits and expenses:
Policyholder benefits	198,590	47,748	25,981	272,319
Operating expenses	31,424	240,176	16,841	288,441
Total benefits and expenses	230,014	287,924	42,822	560,760
Income (loss) before income taxes	5,416	(11,266)	(4,844)	(10,694)
Income tax expense (benefit)	1,501	(3,614)	(1,566)	(3,679)
Net income (loss)	$3,915	$(7,652)	$(3,278)	$(7,015)

	Three Months Ended June 30, 2014
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$37,461	$469	$24,566	$62,496
Fee income	26,938	144,079	988	172,005
Net investment income	187,044	118,778	13,788	319,610
Realized investment gains (losses), net	9,987	27,003	66	37,056
Total revenues	261,430	290,329	39,408	591,167
Benefits and expenses:
Policyholder benefits	178,712	51,520	32,464	262,696
Operating expenses	42,091	155,573	15,674	213,338
Total benefits and expenses	220,803	207,093	48,138	476,034
Income (loss) before income taxes	40,627	83,236	(8,730)	115,133
Income tax expense (benefit)	13,953	29,049	(2,822)	40,180
Net income (loss)	$26,674	$54,187	$(5,908)	$74,953

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2015
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$176,215	$16	$44,189	$220,420
Fee income	46,469	414,353	1,956	462,778
Other revenue	—	3,640	—	3,640
Net investment income	373,311	178,809	26,905	579,025
Realized investment gains (losses), net	11,952	22,011	96	34,059
Total revenues	607,947	618,829	73,146	1,299,922
Benefits and expenses:
Policyholder benefits	454,914	96,792	48,284	599,990
Operating expenses	67,363	461,206	31,547	560,116
Total benefits and expenses	522,277	557,998	79,831	1,160,106
Income (loss) before income taxes	85,670	60,831	(6,685)	139,816
Income tax expense (benefit)	29,724	20,766	(2,272)	48,218
Net income (loss)	$55,946	$40,065	$(4,413)	$91,598

	Six Months Ended June 30, 2014
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$150,239	$1,040	$43,071	$194,350
Fee income	50,567	285,961	1,990	338,518
Net investment income	372,564	219,953	27,116	619,633
Realized investment gains (losses), net	16,723	47,156	86	63,965
Total revenues	590,093	554,110	72,263	1,216,466
Benefits and expenses:
Policyholder benefits	417,708	100,001	51,366	569,075
Operating expenses	77,431	279,559	30,164	387,154
Total benefits and expenses	495,139	379,560	81,530	956,229
Income (loss) before income taxes	94,954	174,550	(9,267)	260,237
Income tax expense (benefit)	32,917	60,359	(2,742)	90,534
Net income (loss)	$62,037	$114,191	$(6,525)	$169,703

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

13.  Commitments and Contingencies

Commitments

The Company has a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility expires on March 1, 2018.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth, of $1,100,000, as defined in the credit facility agreement (compiled on the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), at anytime.  The Company was in compliance with all covenants at June 30, 2015, and December 31, 2014.  At June 30, 2015, and December 31, 2014, there were no outstanding amounts related to the credit facility.

GWSC and CLAC are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,180,610 and renews annually until it expires on July 3, 2027.  The second letter of credit is for $70,000 and renews annually until it expires on December 31, 2017.  At June 30, 2015, and December 31, 2014, there were no outstanding amounts related to the letters of credit.

In addition, the Company has other letters of credit with a total amount of $9,095, renewable annually for an indefinite period of time. At June 30, 2015, and December 31, 2014, there were no outstanding amounts related to those letters of credit.

The Company makes commitments to fund partnership interests, mortgage loans on real estate and other investments in the normal course of its business.  The amounts of these unfunded commitments at June 30, 2015, and December 31, 2014, were $237,469 and $166,356, of which $4,567 and $4,997 were related to cost basis limited partnership interests, respectively, all of which is due within one year from the dates indicated.

Contingencies

The Company is currently evaluating the interpretation of Internal Revenue Code rules related to certain product investments. If the Company’s interpretation is not upheld, which is reasonably possible, the potential exposure is estimated to be up to $21,431.

The Company is defending a lawsuit related to a motor vehicle accident involving an employee. It received a $20,000 demand from the plaintiff’s attorney during the fourth quarter of 2014.  The amount is fully indemnified by a third-party insurer.

The Company has been named as a defendant in a potential class action lawsuit that relates to its Key Guaranteed Portfolio Fund.  A decision on whether the case should proceed as a class is not expected until next year. The Company is defending this lawsuit, and due to the early nature of the proceedings, the Company is unable to estimate a possible range of loss.

The Company is involved in other various legal proceedings that arise in the ordinary course of its business.  In the opinion of management, after consultation with counsel, the likelihood of loss from the resolution of these proceedings is remote and/or the estimated loss is not expected to have a material effect on the Company’s consolidated financial position, results of its operations or cash flows.

14.  Subsequent Events

On July 31, 2015, the Company’s Board of Directors declared a dividend of $27,601, payable on September 30, 2015, to its sole shareholder, GWL&A Financial.

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

Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change.  Some of these risks are described in “Risk Factors” in Item 1A of this report.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.  Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be global or national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility, and other risks associated with its investment portfolio and other factors.  Readers should also consider other matters, including any risks and uncertainties, discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission.

The following discussion addresses the Company’s results of operations for the three and six months ended June 30, 2015, compared with the same period in 2014. The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

Recent Events

Acquisition of Putnam Retirement Business

On January 1, 2015, the Company acquired the retirement business of Putnam Investments, LLC (“Putnam”), an affiliate of the Company. The 2015 figures are aligned with the new business structure which includes the Putnam retirement business, while the 2014 comparative figures reflect the previous structure which excludes the Putnam retirement business. For the full year in 2014, Putnam’s retirement services business recorded a net loss of approximately $20 million. In 2015, this business is integrated within the Empower Retirement segment.

Empower Retirement

On October 30, 2014, the Company announced that its retirement business will officially be named Empower Retirement. Empower Retirement is the retirement services business of the Company, which in addition to completing the acquisition of RPS, integrated the retirement business of Putnam. The Company incurred $15 million and $25 million of costs related to Empower Retirement business integration for the three and six months ended June 30, 2015, respectively. These amounts are primarily included in the Empower Retirement segment.

Acquisition of J.P. Morgan Retirement Plan Services (“RPS”)

On August 29, 2014, the Company completed the acquisition of RPS. RPS contributed $46 million in revenue and less than $1 million in net income for the three months ended June 30, 2015, and $95 million in revenue and $1 million in net income for the six months ended June 30, 2015. This business is integrated within the Empower Retirement segment.

Current Market Conditions

During 2015, the financial markets strengthened over 2014.  The S&P 500 index as at June 30, 2015 was down by less than 1% compared to March 31, 2015, and up by less than 1% compared to January 1, 2015. The S&P 500 index as at June 30, 2014 was up by 5% when compared to March 31, 2014, and was up by 6% when compared to January 1, 2014.  The average of the S&P 500 index during the three months ended June 30, 2015, was up by 11% when compared to the same period in 2014 and the average during the six months ended June 30, 2015, was up by 12% when compared to the same period in 2014.

	2015			2014
S&P 500 Index	Close	Average in Quarter	Average for Year to Date	Close	Average in Quarter	Average for Year to Date
June 30	2,063	2,102	2,083	1,960	1,900	1,868
March 31	2,068	2,064	2,064	1,872	1,835	1,835
January 1	2,059			1,848

Variable asset-based fees earned by the Company fluctuate with changes in participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses, which are primarily associated with changes in the United States equities market. Fee income increased by $66 million and $124 million for the three and six months ended June 30, 2015, respectively, when compared to the same period in 2014. The increase was primarily related to fees earned by RPS as well as the impact of the acquisition of the defined contribution business from Putnam. In addition, the increase was related to higher variable fee income as a result of higher average account balances due to the improved average performance of the U.S. equities market.

Interest rates increased during the first six months of 2015 as compared to the same period in 2014 when they decreased. The 10-year U.S. Treasury rate as at June 30, 2015, was up by 41 basis points as compared to March 31, 2015, and was up by 18 basis points as compared to January 1, 2015. The rate as at June 30, 2014 was down by 20 basis points as compared to March 31, 2014, and was down by 51 basis points as compared to January 1, 2014. The average of the 10-year U.S. Treasury rate during the three months ended June 30, 2015, was down by 46 basis points when compared to the same period in 2014 and the rate during the six months ended June 30, 2015, was down by 62 basis points when compared to the same period in 2014.

	2015			2014
10-Year Treasury Rate	Close	Average in Quarter	Average for Year to Date	Close	Average in Quarter	Average for Year to Date
June 30	2.35%	2.16%	2.07%	2.53%	2.62%	2.69%
March 31	1.94%	1.97%	1.97%	2.73%	2.77%	2.77%
January 1	2.17%			3.04%

The Company employs hedging strategies for the purpose of managing the interest rate, foreign currency exchange rate and equity market risks impacting the Company’s business.  For those derivative instruments when hedge accounting is not elected, all gains or losses are recorded in the consolidated statement of income.  As a result, fluctuations in interest rates, foreign currencies or equity markets may cause the Company to experience volatility in its earnings.  For three and six months ended June 30, 2015, the Company recorded lower unrealized gains (losses), net, of $55 million and $32 million, respectively, on forward settling to be announced (“TBA”) securities as compared to the same period in 2014. Additionally, the realized gains (losses), net, on forward settling TBA securities decreased by $25 million and $42 million for the three and six months ended June 30, 2015, respectively, as compared to the same period in 2014.

Unrealized gains on fixed maturity investments fluctuate with changes in the prevailing interest rates.  When interest rates rise, market values of fixed maturity investments generally fall.  During the three and six months ended June 30, 2015, fixed maturity investments' unrealized investment gains (losses), net, recognized in net income decreased by $3 million and $11 million, respectively, as compared to the same period in 2014. The Company also recorded in other comprehensive income a decrease in unrealized gains (losses), net, on fixed maturity investments, of $345 million and $285 million for the three and six months ended June 30, 2015, respectively, and an increase of $554 million and $918 million for the three and six months ended June 30, 2014, respectively. The realized gains (losses), net, on bonds increased by $2 million and $9 million for the three and six months ended June 30, 2015, respectively, as compared to the same period in 2014.

Reconciliation of Net Income to Operating Income

The Company uses the same accounting policies and procedures to measure operating income as it uses to measure consolidated net income. The Company employs hedging strategies for the purpose of managing the interest rate, foreign currency exchange rate, and equity market risks impacting the Company’s business.  For some derivative instruments, hedge accounting is not elected; therefore all gains or losses from these transactions are recorded in the consolidated statement of income.  As a result, fluctuations in interest rates, foreign currencies, or equity markets may cause the Company to experience volatility in net income.

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

Three months ended June 30, 2015, compared with the three months ended June 30, 2014

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

	Three Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2015	2014	(decrease)	change
Net (loss) income
Individual Markets segment	$4	$27	$(23)	(85)%
Empower Retirement segment	(8)	54	(62)	(115)%
Other segment	(3)	(6)	3	(50)%
Total net (loss) income	(7)	75	(82)	(109)%
Adjustments to net (loss) income
Unrealized investment gains (losses), net	(76)	17	(93)	(547)%
Realized investment gains (losses), net	16	37	(21)	(57)%
Pro-rata tax (expense) benefit (1)	20	(19)	39	(205)%
Operating income	$33	$40	$(7)	(18)%
(1) Calculated utilizing estimated tax rate of 35%.

Unrealized investment gains (losses), net, decreased by $93 million, from a gain of $17 million in 2014 to a loss of $76 million in 2015. The primary driver of the change was a $55 million decrease in unrealized gains on forward settling TBA securities. The remainder of the decrease was $35 million and $3 million lower unrealized gains on derivatives and bonds, respectively.

Realized investment gains (losses), net, decreased by $21 million, or 57%, to $16 million during the three months ended June 30, 2015, when compared to the same period in 2014. The decrease was driven primarily by a decrease in gains of $25 million on forward settling TBA securities.

Pro-rata tax expense increased by $39 million, from an expense of $19 million in 2014 to a benefit of $20 million in 2015 resulting from the decrease in total unrealized and realized investment gains (losses), net.

Six months ended June 30, 2015, compared with the six months ended June 30, 2014

The following is a summary of the contributions of each segment to the net income and a reconciliation of net income to operating income:

	Six Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2015	2014	(decrease)	change
Net income
Individual Markets segment	$56	$62	$(6)	(10)%
Empower Retirement segment	40	114	(74)	(65)%
Other segment	(4)	(7)	3	(43)%
Total net income	92	169	(77)	(46)%
Adjustments to net income
Unrealized investment gains (losses), net	(13)	17	(30)	(176)%
Realized investment gains (losses), net	34	64	(30)	(47)%
Pro-rata tax (expense) benefit (1)	(7)	(29)	22	(76)%
Operating income	$78	$117	$(39)	(33)%
(1) Calculated utilizing estimated tax rate of 35%.

Unrealized investment gains (losses), net, decreased by $30 million from a gain of $17 million in 2014 to a loss of $13 million in 2015. The primary driver of the change was a $32 million decrease in unrealized gains from forward settling TBA securities.

Realized investment gains (losses), net, decreased by $30 million, or 47%, to $34 million during the six months ended June 30, 2015, when compared to the same period in 2014. The decrease was driven primarily by a $42 million decrease in gains on forward settling TBA security transactions. Partially offsetting the decrease was a $9 million increase in gains on bonds.

Pro-rata tax expense increased by $22 million, or 76%, to $7 million during the six months ended June 30, 2015, when compared to the same period in 2014, resulting from a decrease in total unrealized and realized investment gains (losses), net.

Company Results of Operations

Three months ended June 30, 2015, compared with the three months ended June 30, 2014

The following is a summary of certain financial data of the Company:

	Three Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2015	2014	(decrease)	change
Premium income	$75	$62	$13	21%
Fee income	238	172	66	38%
Other revenue	2	—	2	100%
Net investment income	294	303	(9)	(3)%
Total revenues	609	537	72	13%
Policyholder benefits	272	263	9	3%
Operating expenses	288	213	75	35%
Total benefits and expenses	560	476	84	18%
Income before income taxes	49	61	(12)	(20)%
Income tax expense	16	21	(5)	(24)%
Operating income	$33	$40	$(7)	(18)%

The Company’s consolidated operating income decreased by $7 million, or 18%, to $33 million for the three months ended June 30, 2015, when compared to the same period in 2014. The decrease was primarily due to lower net investment income and higher operating expenses and policyholder benefits offset by higher fee income and higher premium.

Premium income increased by $13 million, or 21%, to $75 million for the three months ended June 30, 2015, when compared to the same period in 2014. This increase was primarily related to the Company’s Individual Markets segment which had an increase of $14 million primarily due to the amounts assessed for mortality coverage earned from the Company’s single premium universal life (“SPUL”) product. The average in-force amount for the SPUL product increased from $1,570 million to $2,122 million.

Fee income increased by $66 million, or 38%, to $238 million for the three months ended June 30, 2015, when compared to the same period in 2014. The increase was primarily related to $46 million in fees earned by RPS as well as the impact of the acquisition of the defined contribution business from Putnam. During the three months ended June 30, 2014, the Putnam defined contribution business earned $2 million in fee income. Additionally, the Company had an increase in asset-based variable fee income resulting from increased average asset levels driven by sales growth and higher average equity market levels. The equity market performance was evidenced by the 11% increase in the average S&P 500 index during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.

Net investment income decreased by $9 million, or 3%, to $294 million during the three months ended June 30, 2015, when compared to the same period in 2014. The decrease was due to lower investment income on bonds, mortgages, and policy loans as a result of lower yields partially offset by higher invested asset balances.

Policyholder benefits increased by $9 million, or 3%, to $272 million for the three months ended June 30, 2015, when compared to the same period in 2014 primarily due to the Company’s Individual Markets segment which had an increase of $20 million. The increase was driven by higher interest credited or paid to contractholders as a result of increased average liabilities partially offset by a decrease in crediting rate on the Company’s executive benefits market. Offsetting the increase was a decrease in the Company’s Other segment and Empower Retirement segment.

Operating expenses increased by $75 million, or 35%, to $288 million for the three months ended June 30, 2015, when compared to the same period in 2014 primarily due to the Company’s Empower Retirement segment which had an increase of $84 million. The increase was primarily attributable to $46 million incurred by RPS as well as the impact of the acquisition of the defined contribution business from Putnam. During the three months ended June 30, 2014, the Putnam defined contribution business incurred $11 million in operating expense. Additionally, Empower Retirement is investing in significant strategic and business development initiatives as part of its integration plan. Enhancements are being made, which will improve the client facing experience as well as streamline back office processing over the next several years. The Company incurred costs of $15 million related to this business integration. The remaining increase in operating expenses is due to business growth.

Income tax expense decreased by $5 million, or 24%, to $16 million during the three months ended June 30, 2015, when compared to the same period in 2014 primarily due to a decrease in operating income before tax.

Six months ended June 30, 2015, compared with the six months ended June 30, 2014

The following is a summary of certain financial data of the Company:

	Six Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2015	2014	(decrease)	change
Premium income	$220	$194	$26	13%
Fee income	463	339	124	37%
Other revenue	4	—	4	100%
Net investment income	592	602	(10)	(2)%
Total revenues	1,279	1,135	144	13%
Policyholder benefits	600	569	31	5%
Operating expenses	560	387	173	45%
Total benefits and expenses	1,160	956	204	21%
Income before income taxes	119	179	(60)	(34)%
Income tax expense	41	62	(21)	(34)%
Operating income	$78	$117	$(39)	(33)%

The Company’s consolidated operating income decreased by $39 million, or 33%, to $78 million for the six months ended June 30, 2015, when compared to the same period in 2014. The decrease was primarily due to lower net investment income and higher operating expenses and policyholder benefits offset by higher fee income and higher premium.

Premium income increased by $26 million, or 13%, to $220 million for the six months ended June 30, 2015, when compared to the same period in 2014. This increase was primarily related to the Company’s Individual Markets segment which had an increase of $26 million primarily due to the amounts assessed for mortality coverage earned from the Company’s SPUL product. The average in-force amount for the SPUL product increased from $1,482 million to $2,085 million.

Fee income increased by $124 million, or 37%, to $463 million for the six months ended June 30, 2015, when compared to the same period in 2014. The increase was primarily related to $95 million in fees earned by RPS as well as the impact of the acquisition of the defined contribution business from Putnam. During the six months ended June 30, 2014, the Putnam defined contribution business earned $4 million in fee income. Additionally, the Company had an increase in asset-based variable fee income resulting from increased average asset levels driven by sales growth and higher average equity market levels. The equity market performance was evidenced by the 12% increase in the average S&P 500 index during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.

Net investment income decreased by $10 million, or 2%, to $592 million during the six months ended June 30, 2015, when compared to the same period in 2014. The decrease was due to lower investment income on bonds, mortgages, and policy loans as a result of lower yields partially offset by higher invested asset balances.

Policyholder benefits increased by $31 million, or 5%, to $600 million for the three months ended June 30, 2015, when compared to the same period in 2014 primarily due to the Company’s Individual Markets segment which had an increase of $37 million. The increase was primarily driven by higher interest credited or paid to contractholders as a result of increased average liabilities partially offset by a decrease in crediting rate on the Company’s executive benefits market.

Operating expenses increased by $173 million, or 45%, to $560 million for the six months ended June 30, 2015, when compared to the same period in 2014 primarily due to the Company’s Empower Retirement segment which had an increase of $181 million. The increase was primarily attributable to $93 million incurred by RPS as well as the impact of the acquisition of the defined contribution business from Putnam. During the six months ended June 30, 2014, the Putnam defined contribution business incurred $21 million in operating expense. Additionally, Empower Retirement is investing in significant strategic and business development initiatives as part of its integration plan. Enhancements are being made, which will improve the client facing experience as well as streamline back office processing over the next several years. The Company incurred costs of $25 million related to this business integration. The remaining increase in operating expenses is due to business growth.

Income tax expense decreased by $21 million, or 34%, to $41 million for the six months ended June 30, 2015, when compared to the same period in 2014 primarily due to an increase in operating income before tax.

Individual Markets Segment Results of Operations

Three months ended June 30, 2015, compared with the three months ended June 30, 2014

The following is a summary of certain financial data of the Individual Markets segment:

	Three Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2015	2014	(decrease)	change
Premium income	$51	$37	$14	38%
Fee income	25	27	(2)	(7)%
Net investment income	189	181	8	4%
Total revenues	265	245	20	8%
Policyholder benefits	198	178	20	11%
Operating expenses	31	42	(11)	(26)%
Total benefits and expenses	229	220	9	4%
Income before income taxes	36	25	11	44%
Income tax expense	12	8	4	50%
Operating income	$24	$17	$7	41%

Operating income for the Individual Markets segment increased by $7 million, or 41%, to $24 million, during the three months ended June 30, 2015, when compared to the same period in 2014. The increase is primarily due to higher premiums and net investment income and lower operating expenses partially offset by higher policyholder benefits.

Premium income increased by $14 million, or 38%, to $51 million for the three months ended June 30, 2015, when compared to the same period in 2014. This increase was primarily related to the amounts assessed for mortality coverage earned from the Company’s SPUL product. The average in-force amount for the SPUL product increased from $1,570 million to $2,122 million.

Fee income decreased by $2 million, or 7%, to $25 million for the three months ended June 30, 2015, when compared to the same period in 2014. The decrease was primarily related to lower individual annuity fees.

Net investment income increased by $8 million, or 4%, to $189 million for the three months ended June 30, 2015, when compared to the same period in 2014. This was due to an increase in investment income earned on bonds, mortgages, and policy loans as a result of higher invested asset balances partially offset by lower yields.

Policyholder benefits increased by $20 million, or 11%, to $198 million for the three months ended June 30, 2015, when compared to the same period in 2014, primarily driven by higher interest credited or paid to contractholders as a result of increased average liabilities partially offset by a decrease in crediting rate in the Company’s executive benefits market.

Operating expenses decreased by $11 million, or 26%, to $31 million for the three months ended June 30, 2015, when compared to the same period in 2014. The decrease was primarily due to a decrease in the allocation of shared services expense to the Individual Markets segment as expenses increased in the Empower Retirement segment. The remainder of the decrease was due to lower premium tax expense.

Income tax expense increased by $4 million, or 50%, to $12 million during the three months ended June 30, 2015, when compared to the same period in 2014 primarily due to an increase in operating income before tax.

Six months ended June 30, 2015, compared with the six months ended June 30, 2014

The following is a summary of certain financial data of the Individual Markets segment:

	Six Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2015	2014	(decrease)	change
Premium income	$176	$150	$26	17%
Fee income	47	51	(4)	(8)%
Net investment income	375	363	12	3%
Total revenues	598	564	34	6%
Policyholder benefits	455	418	37	9%
Operating expenses	67	77	(10)	(13)%
Total benefits and expenses	522	495	27	5%
Income before income taxes	76	69	7	10%
Income tax expense	26	24	2	8%
Operating income	$50	$45	$5	11%

Operating income for the Individual Markets segment increased by $5 million, or 11%, to $50 million during the six months ended June 30, 2015, when compared to the same period in 2014. The increase was primarily due to higher premiums and net investment income and lower operating expenses partially offset by higher policyholder benefits.

Premium income increased by $26 million, or 17%, to $176 million during the six months ended June 30, 2015, when compared to the same period in 2014.  This increase was primarily related to the amounts assessed for mortality coverage earned from the Company’s single premium universal life (“SPUL”) product. The average in-force amount for the SPUL product increased from $1,482 million to $2,085 million.

Fee income decreased by $4 million, or 8%, to $47 million for the six months ended June 30, 2015, when compared to the same period in 2014. The decrease was primarily related to lower individual annuity fees.

Net investment income increased by $12 million, or 3%, to $375 million for the six months ended June 30, 2015, when compared to the same period in 2014. This was due to higher investment income earned on bonds, mortgages, and policy loans as a result of higher invested asset balances partially offset by lower yields.

Policyholder benefits increased by $37 million, or 9%, to $455 million for the six months ended June 30, 2015, when compared to the same period in 2014, primarily driven by higher interest credited or paid to contractholders as a result of increased average liabilities partially offset by a decrease in crediting rate in the Company’s executive benefits market.

Operating expenses decreased by $10 million, or 13%, to $67 million for the six months ended June 30, 2015, when compared to the same period in 2014. The decrease was primarily due to a decrease in the allocation of shared services expense to the Individual Markets segment as expenses increased in the Empower Retirement segment. The remainder of the decrease was due to lower premium tax expense.

Income tax expense increased by $2 million, or 8%, to $26 million during the six months ended June 30, 2015, when compared to the same period in 2014 primarily due to an increase in operating income before tax.

Empower Retirement Segment Results of Operations

Three months ended June 30, 2015, compared with the three months ended June 30, 2014

The following is a summary of certain financial data of the Empower Retirement segment:

	Three Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2015	2014	(decrease)	change
Premium income	$—	$—	$—	—%
Fee income	212	144	68	47%
Other revenue	2	—	2	100%
Net investment income	92	108	(16)	(15)%
Total revenues	306	252	54	21%
Policyholder benefits	48	51	(3)	(6)%
Operating expenses	240	156	84	54%
Total benefits and expenses	288	207	81	39%
Income before income taxes	18	45	(27)	(60)%
Income tax expense	6	16	(10)	(63)%
Operating income	$12	$29	$(17)	(59)%

Operating income for the Empower Retirement segment decreased by $17 million, or 59%, to $12 million for the three months ended June 30, 2015, when compared to the same period in 2014.  The decrease was primarily due to higher operating expenses partially offset by higher fee income. In addition, net investment income was lower.

Fee income increased by $68 million, or 47%, to $212 million for the three months ended June 30, 2015, when compared to the same period in 2014. The increase was primarily related to $46 million in fees earned by RPS as well as the impact of the acquisition of the defined contribution business from Putnam. During the three months ended June 30, 2014, the Putnam defined contribution business earned $2 million in fee income. Additionally, the Company had an increase in asset-based variable fee income resulting from increased average asset levels driven by sales growth and higher average equity market levels. The equity market performance was evidenced by the 11% increase in the average S&P 500 index during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.

Net investment income decreased by $16 million, or 15%, to $92 million for the three months ended June 30, 2015, when compared to the same period in 2014. The primary driver of the change was lower investment income on bonds, mortgages, and policy loans as a result of lower yields partially offset by higher invested asset balances.

Policyholder benefits decreased by $3 million, or 6%, to $48 million for the three months ended June 30, 2015, when compared to the same period in 2014. The decrease was due to lower interest credited or paid to contractholders as a result of lower crediting rates partially offset by increased average liabilities.

Operating expenses increased by $84 million, or 54%, to $240 million for the three months ended June 30, 2015, when compared to the same period in 2014. The increase was primarily attributable to $46 million incurred by RPS as well as the impact of the acquisition of the defined contribution business from Putnam. During the three months ended June 30, 2014, the Putnam defined contribution business incurred $11 million in operating expense. Additionally, Empower Retirement is investing in significant strategic and business development initiatives as part of its integration plan. Enhancements are being made, which will improve the client facing experience as well as streamline back office processing over the next several years. The Company incurred costs of $12 million related to this business integration. The remaining increase in operating expenses was due to business growth.

Income tax expense decreased by $10 million, or 63%, to $6 million for the three months ended June 30, 2015, when compared to the same period in 2014 primarily due to a decrease in operating income before tax.

Six months ended June 30, 2015, compared with the six months ended June 30, 2014

The following is a summary of certain financial data of the Empower Retirement segment:

	Six Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2015	2014	(decrease)	change
Premium income	$—	$1	$(1)	(100)%
Fee income	414	286	128	45%
Other revenue	4	—	4	100%
Net investment income	190	211	(21)	(10)%
Total revenues	608	498	110	22%
Policyholder benefits	97	100	(3)	(3)%
Operating expenses	461	280	181	65%
Total benefits and expenses	558	380	178	47%
Income before income taxes	50	118	(68)	(58)%
Income tax expense	17	39	(22)	(56)%
Operating income	$33	$79	$(46)	(58)%

Operating income for the Empower Retirement segment decreased by $46 million, or 58%, to $33 million for the six months ended June 30, 2015, when compared to the same period in 2014 due to higher operating expenses partially offset by higher fee income. In addition, net investment income was lower.

Fee income increased by $128 million, or 45%, to $414 million for the six months ended June 30, 2015, when compared to the same period in 2014.  The increase was primarily related to $95 million in fees earned by RPS as well as the impact of the acquisition of the defined contribution business from Putnam. During the six months ended June 30, 2014, the Putnam defined contribution business earned $4 million in fee income. Additionally, the Company had an increase in asset-based variable fee income resulting from increased average asset levels driven by sales growth and higher average equity market levels. The equity market performance was evidenced by the 12% increase in the average S&P 500 index during the during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.

Net investment income decreased by $21 million, or 10%, to $190 million for the six months ended June 30, 2015, when compared to the same period in 2014. The primary driver of the change was lower investment income on bonds, mortgages, and policy loans as a result of lower yields partially offset by higher invested asset balances.

Policyholder benefits decreased by $3 million, or 3%, to $97 million for the six months ended June 30, 2015, when compared to the same period in 2014. The decrease was due to lower interest credited or paid to contractholders as a result of lower crediting rates partially offset by increased average liabilities. The decrease was partially offset by higher annuity payments.

Operating expenses increased by $181 million, or 65%, to $461 million for the six months ended June 30, 2015, when compared to the same period in 2014. The increase was primarily attributable to $93 million incurred by RPS as well as the impact of the acquisition of the defined contribution business from Putnam. During the six months ended June 30, 2014, the Putnam defined contribution business incurred $21 million in operating expense. Additionally, Empower Retirement is investing in significant strategic and business development initiatives as part of its integration plan. Enhancements are being made, which will improve the client facing experience as well as streamline back office processing over the next several years. The Company incurred costs of $21 million related to this business integration. The remaining increase in operating expenses was due to business growth.

Income tax expense decreased by $22 million, or 56%, to $17 million during the six months ended June 30, 2015, when compared to the same period in 2014. The decrease was primarily due to a decrease in operating income before income taxes.

Other Segment Results of Operations

Three months ended June 30, 2015, compared with the three months ended June 30, 2014

The following is a summary of certain financial data of the Company’s Other segment:

	Three Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2015	2014	(decrease)	change
Premium income	$24	$24	$—	—%
Fee income	1	1	—	—%
Net investment income	13	14	(1)	(7)%
Total revenues	38	39	(1)	(3)%
Policyholder benefits	26	32	(6)	(19)%
Operating expenses	17	16	1	6%
Total benefits and expenses	43	48	(5)	(10)%
Income before income taxes	(5)	(9)	4	(44)%
Income tax benefit	(2)	(3)	1	(33)%
Operating loss	$(3)	$(6)	$3	(50)%

Operating loss for the Company’s Other segment decreased by $3 million to $3 million for the three months ended June 30, 2015, when compared to the same period in 2014. The decrease in the operating loss was primarily related to lower policy benefits due to fewer lapses on term life insurance policies as compared to the same period in prior year.

Six months ended June 30, 2015, compared with the six months ended June 30, 2014

The following is a summary of certain financial data of the Company’s Other segment:

	Six Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2015	2014	(decrease)	change
Premium income	$44	$43	$1	2%
Fee income	2	2	—	—%
Net investment income	27	27	—	—%
Total revenues	73	72	1	1%
Policyholder benefits	48	51	(3)	(6)%
Operating expenses	32	31	1	3%
Total benefits and expenses	80	82	(2)	(2)%
Income before income taxes	(7)	(10)	3	(30)%
Income tax benefit	(2)	(3)	1	(33)%
Operating loss	$(5)	$(7)	$2	(29)%

Operating loss for the Company’s Other segment decreased by $2 million to $5 million for the six months ended June 30, 2015, when compared to the same period in 2014. The decrease in the operating loss was primarily related to lower policy benefits due to fewer lapses on term life insurance policies as compared to the same period in prior year.

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

The following table presents the percentage distribution of the carrying values of the Company’s general account investment portfolio:

(In millions)	June 30, 2015		December 31, 2014
Fixed maturities, available-for-sale	$17,977	63.2%	$20,162	71.1%
Fixed maturities, held-for-trading	131	0.5%	339	1.2%
Mortgage loans on real estate	3,363	11.9%	3,364	11.9%
Policy loans	4,204	14.8%	4,130	14.6%
Short-term investments	2,635	9.3%	263	0.9%
Limited partnership and other corporation interests	45	0.2%	49	0.2%
Other investments	16	0.1%	16	0.1%
Total investments	$28,371	100.0%	$28,323	100.0%

The June 30, 2015, fixed maturities, available-for-sale amount decreased as compared to December 31, 2014, as the Company sold government agency mortgage-backed security (“MBS”) pools to enter into forward settling TBA contracts which are treated as derivatives.  There is a corresponding increase in short-term investments as the Company holds these investments in order to settle the forward settling TBA contracts.

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

One of the Company’s primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average credit quality to limit credit risk.  All securities are internally rated by the Company on a basis intended to be similar to that of the rating agencies.  The Company’s internal rating methodology generally takes into account ratings from Standard & Poor’s Ratings Services, Fitch Ratings, and Moody’s Investor Services, Inc.  In addition, the National Association of Insurance Commissioners (“NAIC”) implemented a ratings methodology for residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other structured securities.  The Company may also utilize inputs from this ratings process to develop its internal rating.

The percentage distribution of the estimated fair value of the Company’s fixed maturity portfolio by the Company’s internal credit rating is summarized as follows:

Credit Rating	June 30, 2015	December 31, 2014
AAA	16.2%	28.2%
AA	17.7%	15.3%
A	33.4%	28.2%
BBB	31.8%	27.5%
BB and below (Non-investment grade)	0.9%	0.8%
Total	100.0%	100.0%

The June 30, 2015, AAA rating percentage decreased as compared to December 31, 2014, as the Company sold AAA-rated government agency MBS pools to enter into forward settling TBA contracts which are treated as derivatives.

The percentage distribution of the estimated fair value of the corporate sector fixed maturity portfolio, calculated as a percentage of fixed maturities, is summarized as follows:

Sector	June 30, 2015	December 31, 2014
Utility	20.8%	18.3%
Finance	11.3%	10.0%
Consumer	10.7%	9.8%
Natural resources	7.7%	5.9%
Transportation	3.3%	3.2%
Other	14.1%	11.3%

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are comprised exclusively of domestic commercial collateralized real estate loans.  The mortgage loan portfolio is diversified with regard to geographical markets and commercial real estate property types within the United States.  The Company originates, directly or through correspondents, real estate mortgages with the intent to hold to maturity.  The Company’s portfolio includes loans which are fully amortizing, amortizing with a balloon balance at maturity, interest only to maturity, and interest only for a number of years followed by an amortizing period.

Derivatives

The Company uses certain derivatives, such as futures, swaps, and interest rate swaptions, for purposes of managing the interest rate, foreign currency exchange rate, and equity market risks impacting the Company’s business.  These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, since used for hedging purposes, these instruments are intended to reduce risk.  For derivative instruments where hedge accounting is not elected, changes in interest rates, foreign currencies, or equity markets may generate derivative gains or losses which may cause the Company to experience volatility in net income.  The Company also uses forward settling TBA securities to gain exposure to the investment risk and return of agency mortgage-backed securities (pass-throughs).  These transactions enhance the return on the Company’s investment portfolio and provide a more liquid and cost effective method of achieving these goals than purchasing or selling individual agency mortgage-backed pools.  The Company controls the credit risk of its over-the-counter derivative contracts through credit approvals, limits, monitoring procedures and in most cases, requiring collateral.  Risk of loss is generally limited to the portion of the fair value of derivative instruments that exceeds the value of the collateral held and not to the notional or contractual amounts of the derivatives.

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to adopt accounting policies to enable them to make a significant variety of accounting and actuarial estimates and assumptions.  These estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends, and other information that is reasonable given the facts and circumstances for the Company. These critical estimates and assumptions affect, among other things, the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses.  Actual results can differ from the amounts previously estimated, which were based on information available at the time the estimates were made.

The Company has identified the following accounting policies, judgments, and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

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

Liquidity and Capital Resources

Liquidity refers to a company’s ability to generate sufficient cash flows to meet the short-term needs of its operations.  The Company manages its operations to create stable, reliable, and cost-effective sources of cash flows to meet all of its obligations.

The principal sources of the Company’s liquidity are premiums and contract deposits, fees, investment income, and investment maturities and sales.  Funds provided from these sources are reasonably predictable and normally exceed liquidity requirements for payment of policy benefits, payments to policy and contractholders in connection with surrenders and withdrawals, and general expenses.  However, since the timing of available funds cannot always be matched precisely to commitments, imbalances may arise when demands for funds exceed those on hand.  A primary liquidity concern regarding cash flows from operations is the risk of early policyholder and contractholder withdrawals.  A primary liquidity concern regarding investment activity is the risk of defaults and market volatility.  In addition, a demand for funds may arise as a result of the Company taking advantage of current investment opportunities.  The sources of the funds that may be required in such situations include the issuance of commercial paper or other debt instruments.  Management believes that the liquidity profile of its assets is sufficient to satisfy the short-term liquidity requirements of reasonably foreseeable scenarios.

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $585 million and $276 million as of June 30, 2015, and December 31, 2014, respectively.  The June 30, 2015, and December 31, 2014, short-term investments included above exclude any amounts held to settle TBA forward contracts.  In addition, 99% of the fixed maturity portfolio carried an investment grade rating at June 30, 2015, and December 31, 2014, thereby providing significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity.  Additionally, the Company anticipates that cash on hand and expected net cash generated by operating activities will exceed the forecasted needs of the business over the next 12 months.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $98 million and $99 million of commercial paper outstanding at June 30, 2015, and December 31, 2014, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a revolving credit facility agreement, which expires on March 1, 2018, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility as of or during the six months ended June 30, 2015.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

Off-Balance Sheet Arrangements

The Company makes commitments to fund partnership interests, mortgage loans on real estate and other investments in the normal course of its business.  The amounts of these unfunded commitments at June 30, 2015, and December 31, 2014, were $237 million and $166 million, respectively.  The precise timing of the fulfillment of the commitment cannot be predicted; however, these amounts are due within one year of the dates indicated.  There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company participates in a short-term reverse repurchase program for the purpose of enhancing the total return on its investment portfolio.  This type of transaction involves the purchase of securities with a simultaneous agreement to sell similar securities at a future date at an agreed-upon price.  In exchange, the financial institutions put non-cash collateral on deposit with a third-party custodian on behalf of the Company.  The amount of securities purchased in connection with these transactions was $300 million and zero at June 30, 2015, and December 31, 2014, respectively.  Non-cash collateral on deposit with the third-party custodian on the Company’s behalf was $306 million and zero at June 30, 2015, and December 31, 2014, respectively, which cannot be sold or re-pledged and which has not been recorded on the condensed consolidated balance sheets. Collateral related to the reverse repurchase agreements generally consists of U.S. government or U.S. government agency securities.

The Company participates in a securities lending program in which the Company lends securities that are held as part of its general account investment portfolio to third parties for the purpose of enhancing the total return on its investment portfolio.  The Company generally requires initial collateral in an amount greater than or equal to 102% of the fair value of domestic securities loaned and 105% of foreign securities loaned.  The Company received securities with a fair value of $103 million and $2 million as collateral at June 30, 2015, and December 31, 2014, respectively, which have not been recorded on the condensed consolidated balance sheets.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

The Company has established processes and procedures to effectively identify, monitor, measure, and manage the risks associated with its invested assets and its interest rate sensitive insurance and annuity products.  Management has identified investment portfolio management, including the use of derivative instruments, insurance and annuity product design, and asset/liability management as three critical means to accomplish a successful risk management program.

The major risks to which the Company is exposed include the following:

•	Market risk - the potential of loss arising from adverse fluctuations in interest rates and equity market prices and the levels of their volatility.

•	Insurance risk - the potential of loss resulting from claims, persistency, and expense experience exceeding that assumed in the liabilities held.

•	Credit risk - the potential of loss arising from an obligator’s inability or unwillingness to meet its obligations to the Company.

•	Operational and corporate risk - the potential of direct or indirect loss resulting from inadequate or failed internal processes, people and systems, or from other external events.

A discussion of each of these risk factors may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer and its Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”).  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the President and Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

As disclosed in Item 9A, “Controls and Procedures,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, management concluded that a material weakness existed in its internal control over financial reporting as it related to complex accounting matters. Specifically, the Company’s controls to ensure that appropriate interpretation and application of accounting principles and the resulting accounting entries and disclosures were properly reflected in the financial statements as it relates to complex accounting matters were not designed at a sufficient level of precision to mitigate the risk of material misstatement.

Management designed and implemented certain remediation measures to address the above-described material weakness and enhance the Company’s system of internal control over financial reporting. These measures included re-designing the roles and responsibilities of key finance and accounting positions; creating a comprehensive database of all complex accounting memorandums; formalizing a process for identifying all significant accounting transactions and ensuring they are reviewed on a timely basis for proper accounting treatment; verifying that the complex accounting policies are being applied in practice; and formalizing a process for refreshing all significant accounting policies and procedures on an annual basis or sooner for significant changes in accounting guidance.

These improvements to the internal control infrastructure were implemented from the fourth quarter of 2013 through the second quarter of 2015, and were in place in connection with the preparation of its financial statements for the three and six months ended June 30, 2015. As such, management believes that the remediation initiative outlined above was sufficient to remediate the material weakness in internal control over financial reporting. Management is committed to continuing to improve its internal control processes and will continue to review its financial reporting controls and procedures.

Part II          Other Information

Item 1.         Legal Proceedings

The Company is currently evaluating the interpretation of Internal Revenue Code rules related to certain product investments. If the Company’s interpretation is not upheld, which is reasonably possible, the potential exposure is estimated to be up to $21 million.

The Company is defending a lawsuit related to a motor vehicle accident involving an employee. It received a $20 million demand letter from the plaintiff’s attorney during the fourth quarter of 2014.  The amount is fully indemnified by a third-party insurer.

The Company has been named as a defendant in a potential class action lawsuit that relates to its Key Guaranteed Portfolio Fund.  A decision on whether the case should proceed as a class is not expected until next year. The Company is defending this lawsuit, and due to the early nature of the proceedings, the Company is unable to estimate a possible range of loss.

The Company is involved in other various legal proceedings that arise in the ordinary course of its business.  In the opinion of management, after consultation with counsel, the likelihood of loss from the resolution of these proceedings is remote and/or the estimated loss is not expected to have a material effect on the Company’s consolidated financial position, results of its operations or cash flows.

Item 1A. Risk Factors

In the normal course of its business, the Company is exposed to certain operational, regulatory, and financial risks and uncertainties.  The most significant risks include the following:

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

•
Deviations from assumptions regarding future persistency, mortality, and interest rates used in calculating liabilities for future policyholder benefits and claims could adversely affect the Company’s results of operations and financial condition.

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

•
The Company’s risk management policies and procedures may leave it exposed to unidentified or unanticipated risk, which could adversely affect its business, results of operations, and financial condition.

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

Great-West Life & Annuity Insurance Company

By:	/s/	Kara Roe	Date:	August 13, 2015
Kara Roe
Vice President, Controller and Principal Accounting Officer