Form 10-Q
period 2015-09-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2015-11-12
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐         No ☒

As of November 1, 2015, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

Part I     Financial Information
Item1.    Interim Financial Statements

 GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
September 30, 2015, and December 31, 2014
(In Thousands, Except Share Amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $17,640,135 and $18,953,144)	$18,494,354	$20,162,078
Fixed maturities, held-for-trading, at fair value (amortized cost $121,983 and $331,081)	127,214	338,543
Mortgage loans on real estate (net of allowances of $2,890 and $2,890)	3,324,597	3,363,570
Policy loans	4,150,476	4,130,062
Short-term investments (amortized cost $2,463,175 and $263,501)	2,463,175	263,501
Limited partnership and other corporation interests	43,829	49,421
Other investments	15,368	16,068
Total investments	28,619,013	28,323,243

Other assets:
Cash	58,116	12,775
Reinsurance receivable	606,751	611,270
Deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”)	402,615	378,694
Investment income due and accrued	300,531	278,886
Collateral under securities lending agreements	45,726	13,741
Due from parent and affiliates	62,381	47,193
Goodwill	137,683	137,683
Other intangible assets	24,843	27,915
Other assets	844,581	773,651
Assets of discontinued operations	22,527	24,324
Separate account assets	26,367,569	27,718,844
Total assets	$57,492,336	$58,348,219

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
September 30, 2015, and December 31, 2014
(In Thousands, Except Share Amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$26,738,069	$25,968,411
Policy and contract claims	364,261	339,104
Policyholders’ funds	266,438	335,484
Provision for policyholders’ dividends	57,299	58,577
Undistributed earnings on participating business	19,395	20,050
Total policy benefit liabilities	27,445,462	26,721,626

General liabilities:
Due to parent and affiliates	546,768	547,266
Commercial paper	96,284	98,589
Payable under securities lending agreements	45,726	13,741
Deferred income tax liabilities, net	222,238	314,616
Other liabilities	778,911	771,700
Liabilities of discontinued operations	22,527	24,324
Separate account liabilities	26,367,569	27,718,844
Total liabilities	55,525,485	56,210,706

Commitments and contingencies (See Note 13)

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	779,942	777,664
Accumulated other comprehensive income	410,617	603,018
Retained earnings	769,260	749,799
Total stockholder’s equity	1,966,851	2,137,513
Total liabilities and stockholder’s equity	$57,492,336	$58,348,219

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Income
Three and Nine Months Ended September 30, 2015, and 2014
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Premium income	$154,017	$169,543	$374,437	$363,893
Fee income	225,242	181,991	688,020	520,509
Other revenue	1,820	—	5,460	—
Net investment income	363,057	292,061	942,082	911,694
Realized investment gains (losses), net:
Total other-than-temporary gains (losses), net	(363)	(2,405)	(921)	(4,334)
Other-than-temporary (gains) losses, net, transferred to other comprehensive income (loss)	—	—	108	—
Other realized investment gains (losses), net	22,914	25,935	57,423	91,829
Total realized investment gains (losses), net	22,551	23,530	56,610	87,495
Total revenues	766,687	667,125	2,066,609	1,883,591
Benefits and expenses:
Life and other policy benefits	176,926	163,713	486,950	472,660
Increase (decrease) in future policy benefits	20,226	26,922	(5,482)	(12,052)
Interest credited or paid to contractholders	147,177	156,420	433,829	423,736
Provision for policyholders’ share of earnings (losses) on participating business	44	(389)	(457)	(868)
Dividends to policyholders	13,241	15,325	42,763	47,591
Total benefits	357,614	361,991	957,603	931,067
General insurance expenses	263,608	194,344	776,735	532,923
Amortization of DAC and VOBA	37,538	11,179	65,245	41,106
Interest expense	9,646	9,320	28,928	27,966
Total benefits and expenses	668,406	576,834	1,828,511	1,533,062
Income before income taxes	98,281	90,291	238,098	350,529
Income tax expense	30,708	29,790	78,926	120,324
Net income	$67,573	$60,501	$159,172	$230,205

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2015, and 2014
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$67,573	$60,501	$159,172	$230,205
Components of other comprehensive income (loss)
Unrealized holding gains (losses), net, arising on available-for-sale fixed maturity investments	(5,568)	(100,800)	(318,529)	471,537
Unrealized holding gains (losses), net, arising on cash flow hedges	14,804	7,408	15,326	11,302
Reclassification adjustment for (gains) losses, net, realized in net income	(8,036)	(6,738)	(43,511)	(35,492)
Net unrealized gains (losses) related to investments	1,200	(100,130)	(346,714)	447,347
Future policy benefits, DAC and VOBA adjustments	(2,383)	405	42,075	(86,563)
Employee benefit plan adjustment	3,098	989	8,635	989
Other comprehensive income (loss) before income taxes	1,915	(98,736)	(296,004)	361,773
Income tax expense (benefit) related to items of other comprehensive income (loss)	669	(34,557)	(103,603)	126,621
Other comprehensive income (loss)(1)	1,246	(64,179)	(192,401)	235,152
Total comprehensive income (loss)	$68,819	$(3,678)	$(33,229)	$465,357
(1) Other comprehensive income (loss) includes the non-credit component of impaired gains (losses), net, on fixed maturities available-for-sale in the amounts of $(1,979) and $(996) for the three months ended September 30, 2015, and 2014, respectively, and $(3,208) and $(3,812) for the nine months ended September 30, 2015, and 2014, respectively.

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Stockholder’s Equity
Nine Months Ended September 30, 2015, and 2014
(In Thousands)
(Unaudited)

	Nine Months Ended September 30, 2015

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
Balances, January 1, 2015	$7,032	$777,664	$603,018	$749,799	$2,137,513
Net income				159,172	159,172
Other comprehensive loss, net of income taxes			(192,401)		(192,401)
Dividends				(139,711)	(139,711)
Capital contribution - stock-based compensation		1,247			1,247
Income tax benefit on stock-based compensation		1,031			1,031
Balances, September 30, 2015	$7,032	$779,942	$410,617	$769,260	$1,966,851

	Nine Months Ended September 30, 2014

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
Balances, January 1, 2014	$7,032	$774,115	$345,754	$748,831	$1,875,732
Net income				230,205	230,205
Other comprehensive income, net of income taxes			235,152		235,152
Dividends				(178,401)	(178,401)
Capital contribution - stock-based compensation		2,812			2,812
Income tax benefit on stock-based compensation		47			47
Balances, September 30, 2014	$7,032	$776,974	$580,906	$800,635	$2,165,547

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2015, and 2014
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$575,631	$517,224

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	4,196,254	3,540,606
Mortgage loans on real estate	277,454	323,332
Limited partnership interests, other corporation interests and other investments	4,001	6,674
Purchases of investments:
Fixed maturities, available-for-sale	(2,791,939)	(1,811,311)
Mortgage loans on real estate	(233,924)	(362,962)
Limited partnership interests, other corporation interests and other investments	(1,496)	(2,335)
Net change in short-term investments	(2,198,699)	(2,785,846)
Net change in policy loans	(7,481)	(10,413)
Acquisition of business	—	(28,356)
Purchases of furniture, equipment and software	(60,321)	(17,076)
Net cash used in investing activities	(816,151)	(1,147,687)

Cash flows from financing activities:
Contract deposits	1,760,310	2,046,736
Contract withdrawals	(1,308,587)	(1,279,520)
Net change in due to/from parent and affiliates	(15,686)	69,219
Dividends paid	(139,711)	(178,401)
Proceeds from financing element derivatives	—	4,263
Payments for and interest paid on financing element derivatives, net	(8,027)	(5,961)
Net change in commercial paper borrowings	(2,305)	999
Net change in book overdrafts	(1,164)	(12,163)
Income tax benefit of stock option exercises	1,031	47
Net cash provided by financing activities	285,861	645,219

Net increase in cash	45,341	14,756
Cash, beginning of year	12,775	7,491
Cash, end of period	$58,116	$22,247

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2015, and 2014
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Supplemental disclosures of cash flow information:
Net cash (paid) received during the year for:
Income taxes	$(29,791)	$50,888
Interest	(18,697)	(18,708)

Non-cash investing and financing transactions during the years:
Contingent consideration (See Note 2)	$—	$(33,739)
Share-based compensation expense	$1,247	$2,812

See notes to condensed consolidated financial statements.	(Concluded)

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

The condensed consolidated balance sheet as of December 31, 2014, which was derived from the Company’s audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2015, have been prepared in accordance with the instructions for Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  As such, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position, and cash flows as of September 30, 2015, and for all periods presented. The condensed consolidated results of operations and condensed consolidated statement of cash flows for the nine months ended September 30, 2015, are not necessarily indicative of the results or cash flows expected for the full year.

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

Revenues and earnings of the acquiree

RPS contributed revenue and net income (loss), included in the condensed consolidated statements of income, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$42,260	$14,261	$137,206	$14,261
Net income (loss)	(1,061)	494	237	494

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

4.  Dividends

The maximum amount of dividends, which can be paid to stockholders by insurance companies domiciled in the State of Colorado, is subject to restrictions relating to statutory surplus and statutory net gain from operations.  Prior to the payment of any dividends, the Company seeks approval from the Colorado Insurance Commissioner.  During the nine months ended September 30, 2015, and 2014, the Company paid dividends of $139,711 and $178,401, respectively, to its parent, GWL&A Financial.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

5.  Summary of Investments

The following tables summarize fixed maturity investments classified as available-for-sale and the non-credit-related component of other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (loss) (“AOCI”):

	September 30, 2015
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
Fixed maturities:	cost	gains	losses	and carrying value	included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$1,024,373	$62,312	$855	$1,085,830	$—
Obligations of U.S. states and their subdivisions	2,041,014	261,202	13,915	2,288,301	—
Foreign government securities	2,332	—	—	2,332	—
Corporate debt securities (2)	12,245,679	579,837	199,040	12,626,476	(1,915)
Asset-backed securities	1,216,655	143,264	10,150	1,349,769	(90,867)
Residential mortgage-backed securities	132,881	5,445	1,416	136,910	(125)
Commercial mortgage-backed securities	967,885	32,540	5,054	995,371	—
Collateralized debt obligations	9,316	49	—	9,365	—
Total fixed maturities	$17,640,135	$1,084,649	$230,430	$18,494,354	$(92,907)
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
(2) Includes perpetual debt investments with amortized cost of $149,062 and estimated fair value of $119,151.

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

	September 30, 2015
	Amortized cost	Estimated fair value
Maturing in one year or less	$591,644	$617,273
Maturing after one year through five years	3,654,433	3,917,068
Maturing after five years through ten years	5,053,440	5,204,264
Maturing after ten years	5,337,099	5,558,660
Mortgage-backed and asset-backed securities	3,003,519	3,197,089
Total fixed maturities	$17,640,135	$18,494,354

Mortgage-backed (commercial and residential) and asset-backed securities include those issued by the U.S. government and U.S. agencies.

The following table summarizes information regarding the sales of securities classified as available-for-sale:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds from sales	$192,100	$118,810	$3,187,977	$2,418,114
Gross realized gains from sales	6,632	7,196	38,567	29,434
Gross realized losses from sales	478	—	802	1,090

Mortgage loans on real estate — The following table summarizes the carrying value of the mortgage loan portfolio by component:

	September 30, 2015	December 31, 2014
Principal	$3,318,976	$3,356,374
Unamortized premium (discount) and fees, net	8,511	10,086
Mortgage provision allowance	(2,890)	(2,890)
Total mortgage loans	$3,324,597	$3,363,570

The recorded investment of the mortgage loan portfolio categorized as performing was $3,327,487 and $3,366,460 as of September 30, 2015, and December 31, 2014, respectively.

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
	Commercial mortgages	Commercial mortgages
Allowance ending balance by basis of impairment method:
Collectively evaluated for impairment	$2,890	$2,890

Recorded investment balance in the mortgage loan portfolio, gross of allowance, by basis of impairment method:	$3,327,487	$3,366,460
Individually evaluated for impairment	12,667	12,986
Collectively evaluated for impairment	3,314,820	3,353,474

Limited partnership and other corporation interests — At September 30, 2015, and December 31, 2014, the Company had $43,829 and $49,421, respectively, invested in limited partnership and other corporation interests. Included in limited partnership interests are investments in low-income housing limited partnerships (“LIHLP”) that qualify for federal and state tax credits and ownership interests in pooled investment funds.

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

The carrying value and maximum exposure to loss in relation to the activities of the VIEs was $3,996 and $7,464 at September 30, 2015, and December 31, 2014, respectively.

Special deposits — The Company had securities on deposit with government authorities as required by certain insurance laws with fair values of $14,353 and $14,612 at September 30, 2015, and December 31, 2014, respectively.

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

Securities with a cost or amortized cost of $188,328 and $15,252 and estimated fair values of $176,916 and $15,423 were on loan under the program at September 30, 2015, and December 31, 2014, respectively.  The Company received cash of $45,726 and $13,741 and securities with a fair value of $138,288 and $2,131 as collateral at September 30, 2015, and December 31, 2014, respectively.

The following table summarizes the collateral pledged by the Company under the securities lending program, by class of investment. Under the securities lending program the collateral pledged is, by definition, the securities loaned against the assets borrowed.

	September 30, 2015	December 31, 2014
Securities lending transactions
U.S. government direct obligations and U.S. agencies	$—	$11,148
Corporate debt securities	176,916	4,275
Total secured borrowings	$176,916	$15,423

The Company’s securities lending agreements are open agreements, meaning the borrower can return and the Company can recall the loaned securities at any time. The assets and liabilities associated with securities lending program are not subject to master netting arrangements and are not offset in the condensed consolidated balance sheets.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Unrealized losses on fixed maturity investments classified as available-for-sale — The following tables summarize unrealized investment losses, including the non-credit-related portion of OTTI losses reported in AOCI, by class of investment:

	September 30, 2015
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$87,145	$444	$24,509	$411	$111,654	$855
Obligations of U.S. states and their subdivisions	241,124	13,915	—	—	241,124	13,915
Corporate debt securities	2,981,555	116,739	496,123	82,301	3,477,678	199,040
Asset-backed securities	70,278	1,295	187,358	8,855	257,636	10,150
Residential mortgage-backed securities	—	—	19,729	1,416	19,729	1,416
Commercial mortgage-backed securities	199,669	4,858	24,746	196	224,415	5,054
Total fixed maturities	$3,579,771	$137,251	$752,465	$93,179	$4,332,236	$230,430

Total number of securities in an unrealized loss position		355		99		454

	December 31, 2014
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$566,335	$503	$74,322	$991	$640,657	$1,494
Obligations of U.S. states and their subdivisions	18,280	218	41,064	681	59,344	899
Foreign government securities	2,451	4	—	—	2,451	4
Corporate debt securities	836,263	16,775	764,528	65,329	1,600,791	82,104
Asset-backed securities	88,312	849	200,072	12,853	288,384	13,702
Residential mortgage-backed securities	4,663	11	24,052	1,921	28,715	1,932
Commercial mortgage-backed securities	35,015	127	57,333	972	92,348	1,099
Collateralized debt obligations	10,465	209	—	—	10,465	209
Total fixed maturities	$1,561,784	$18,696	$1,161,371	$82,747	$2,723,155	$101,443

Total number of securities in an unrealized loss position		134		153		287

Fixed maturity investments — Total unrealized losses and OTTI increased by $128,987, or 127%, from December 31, 2014, to September 30, 2015. The increase in unrealized losses was primarily due to corporate debt securities which have been influenced by market conditions with widening credit spreads resulting in generally lower valuations of these fixed maturity securities.

Total unrealized losses greater than twelve months increased by $10,432 from December 31, 2014, to September 30, 2015.  Corporate debt securities account for 88%, or $82,301, of the unrealized losses and OTTI greater than twelve months at September 30, 2015.  Non-investment grade corporate debt securities account for $12,764 of the unrealized losses and OTTI greater than twelve months and $9,940 of the losses are on perpetual debt investments issued by investment grade rated banks

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

in the United Kingdom.  Management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Asset-backed securities account for 10% of the unrealized losses and OTTI greater than twelve months at September 30, 2015.  The present value of the cash flows expected to be collected is not less than amortized cost and management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Other-than-temporary impairment recognition — The OTTI on fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in realized investment gains (losses) is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$106,913	$167,961	$119,532	$167,961
Initial impairments - credit loss on securities not previously impaired	—	—	450	—
Reductions:
Due to sales, maturities or payoffs during the period	(521)	(646)	(521)	(646)
Due to increases in cash flows expected to be collected that are recognized over the remaining life of the security	(13,057)	(41,192)	(26,126)	(41,192)
Ending balance	$93,335	$126,123	$93,335	$126,123

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

The ISDA Master Agreements contain provisions that would allow the counterparties to require immediate settlement of all derivative instruments in a net liability position if the Company were to default on any debt obligations over a certain threshold.  The MSFTA contain provisions which do not stipulate a threshold for default and only apply to debt obligations between the Company and the specific counterparty.  The aggregate fair value, inclusive of accrued income and expense, of derivative instruments with credit-risk-related contingent features that were in a net liability position was $101,896 and $141,653 as of September 30, 2015, and December 31, 2014, respectively.  The Company had pledged collateral related to these derivatives of $66,769 and $106,110 as of September 30, 2015, and December 31, 2014, respectively, in the normal course of business.  If the credit-risk-related contingent features were triggered on September 30, 2015, the fair value of assets that could be required to settle the derivatives in a net liability position was $35,127.

At September 30, 2015, and December 31, 2014, the Company had pledged $66,769 and $106,110 of unrestricted cash collateral to counterparties in the normal course of business, while other counterparties had pledged $15,168 and $791 of unrestricted cash collateral to the Company to satisfy collateral netting agreements, respectively.

At September 30, 2015, the Company estimated $9,614 of net derivative gains related to cash flow hedges included in AOCI will be reclassified into net income within the next twelve months. Gains and losses included in AOCI are reclassified into net income when the hedged item affects earnings.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables summarize the notional amount and fair value of derivative financial instruments, excluding embedded derivatives:

	September 30, 2015
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$175,800	$13,960	$13,960	$—
Cross-currency swaps	342,834	16,392	17,375	983
Total cash flow hedges	518,634	30,352	31,335	983

Fair value hedges:
Interest rate swaps	8,750	18	18	—
Total fair value hedges	8,750	18	18	—

Total derivatives designated as hedges	527,384	30,370	31,353	983

Derivatives not designated as hedges:
Interest rate swaps	276,600	4,905	10,057	5,152
Futures on equity indices	34,778	—	—	—
Interest rate futures	120,000	—	—	—
Interest rate swaptions	142,704	193	193	—
Other forward contracts	5,137,500	14,778	23,519	8,741
Cross-currency swaps	662,935	(78,460)	13,900	92,360
Total derivatives not designated as hedges	6,374,517	(58,584)	47,669	106,253
Total derivative financial instruments	$6,901,901	$(28,214)	$79,022	$107,236
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

The increase of $5,137,500 notional in other forward contracts since December 31, 2014 was due to the Company’s positions being closed at year end.

Notional amounts are used to express the extent of the Company’s involvement in derivative transactions and represent a standard measurement of the volume of its derivative activity.  Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received. The average notional outstanding during the nine months ended September 30, 2015, was $439,045, $909,195, $101,382, $230,628, and $5,761,678 for interest rate swaps, cross-currency swaps, futures, swaptions, and other forward contracts, respectively. The average notional outstanding during the year ended December 31, 2014, was $340,262, $732,581, $21,702, $407,552, and $4,217,408 for interest rate swaps, cross-currency swaps, futures, swaptions, and other forward contracts, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables present the effect of derivative instruments in the condensed consolidated statements of income reported by cash flow hedges, fair value hedges, and economic hedges, excluding embedded derivatives:

	Gain (loss) recognized in OCI on derivatives (Effective portion)		Gain (loss) reclassified from OCI into net income (Effective portion)
	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Cash flow hedges:
Interest rate swaps	$(937)	$184	$1,490	$1,876	(A)
Cross-currency swaps	15,741	7,224	630	900	(A)
Cross-currency swaps	—	—	—	(154)	(B)
Interest rate futures	—	—	(21)	17	(A)
Total cash flow hedges	$14,804	$7,408	$2,099	$2,639
(A) Net investment income.
 (B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

	Gain (loss) recognized in OCI on derivatives (Effective portion)		Gain (loss) reclassified from OCI into net income (Effective portion)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cash flow hedges:
Interest rate swaps	$(311)	$5,328	$5,183	$5,581	(A)
Cross-currency swaps	15,637	5,974	1,329	1,745	(A)
Cross-currency swaps	—	—	—	(154)	(B)
Interest rate futures	—	—	(64)	52	(A)
Total cash flow hedges	$15,326	$11,302	$6,448	$7,224
(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

	Gain (loss) on derivatives recognized in net income			Gain (loss) on hedged assets recognized in net income
	Three Months Ended September 30,			Three Months Ended September 30,
	2015	2014		2015	2014
Fair value hedges:
Interest rate swaps	$(620)	$395	(A)	$—	$—
Interest rate swaps	323	—	(B)	—	—
Items hedged in interest rate swaps	—	—		623	(406)	(A)
Items hedged in interest rate swaps	—	—		(323)	—	(B)
Total fair value hedges	$(297)	$395		$300	$(406)
(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Gain (loss) on derivatives recognized in net income			Gain (loss) on hedged assets recognized in net income
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2015	2014		2015	2014
Fair value hedges:
Interest rate swaps	$(1,489)	$(2,005)	(A)	$—	$—
Interest rate swaps	765	—	(B)	—	—
Items hedged in interest rate swaps	—	—		1,493	1,994	(A)
Items hedged in interest rate swaps	—	—		(765)	—	(B)
Total fair value hedges (1)	$(724)	$(2,005)		$728	$1,994
(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

	Gain (loss) on derivatives recognized in net income
	Three Months Ended September 30,
	2015		2014
Derivatives not designated as hedging instruments:
Futures on equity indices	$478	(A)	$222	(A)
Futures on equity indices	1,111	(B)	(72)	(B)
Interest rate swaps	6,480	(A)	467	(A)
Interest rate futures	(99)	(A)	10	(A)
Interest rate futures	(117)	(B)	65	(B)
Interest rate swaptions	928	(A)	835	(A)
Interest rate swaptions	—	(B)	(917)	(B)
Other forward contracts	32,538	(A)	(16,147)	(A)
Other forward contracts	8,504	(B)	16,894	(B)
Cross-currency swaps	36,845	(A)	17,500	(A)
Total derivatives not designated as hedging instruments	$86,668		$18,857
(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Gain (loss) on derivatives recognized in net income
	Nine Months Ended September 30,
	2015		2014
Derivatives not designated as hedging instruments:
Futures on equity indices	$896	(A)	$312	(A)
Futures on equity indices	122	(B)	(431)	(B)
Interest rate swaps	553	(A)	2,517	(A)
Interest rate futures	(214)	(A)	(55)	(A)
Interest rate futures	55	(B)	152	(B)
Interest rate swaptions	2,919	(A)	1,677	(A)
Interest rate swaptions	(2,076)	(B)	(2,627)	(B)
Other forward contracts	14,778	(A)	(2,087)	(A)
Other forward contracts	6,414	(B)	56,471	(B)
Cross-currency swaps	44,549	(A)	10,415	(A)
Total derivatives not designated as hedging instruments	$67,996		$66,344
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

The estimated fair value of the GLWB was $9,777 and $6,407 at September 30, 2015, and December 31, 2014, respectively. The changes in fair value of the GLWB were $6,858 and $1,494 for the three months ended September 30, 2015, and 2014, respectively, and $3,370 and $2,103 for the nine months ended September 30, 2015, and 2014, respectively.

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

	September 30, 2015
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments (assets):	recognized assets (1)	instruments	received	fair value
Derivative instruments (2)	$67,807	$(39,861)	$15,168	$12,778
Short-term reverse repurchase agreements (3)	75,000	(75,000)	—	—
Total financial instruments (assets)	$142,807	$(114,861)	$15,168	$12,778

	September 30, 2015
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments (liabilities):	recognized liabilities (1)	instruments	pledged	fair value
Derivative instruments (4)	$101,261	$(39,861)	$(61,400)	$—
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

8.  Fair Value Measurements

Recurring fair value measurements

The following tables present the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy category:

	Assets and liabilities measured at fair value on a recurring basis
	September 30, 2015
	Quoted prices	Significant
	in active markets for identical assets (Level 1)	other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$1,085,830	$—	$1,085,830
Obligations of U.S. states and their subdivisions	—	2,288,301	—	2,288,301
Foreign government securities	—	2,332	—	2,332
Corporate debt securities	—	12,621,693	4,783	12,626,476
Asset-backed securities	—	1,349,729	40	1,349,769
Residential mortgage-backed securities	—	136,910	—	136,910
Commercial mortgage-backed securities	—	995,371	—	995,371
Collateralized debt obligations	—	9,365	—	9,365
Total fixed maturities available-for-sale	—	18,489,531	4,823	18,494,354
Fixed maturities held-for-trading:
U.S. government direct obligations and U.S. agencies	—	68,853	—	68,853
Corporate debt securities	—	57,268	—	57,268
Commercial mortgage-backed securities	—	1,093	—	1,093
Total fixed maturities held-for-trading	—	127,214	—	127,214
Short-term investments	605,962	1,857,213	—	2,463,175
Collateral under securities lending agreements	45,726	—	—	45,726
Collateral under derivative counterparty collateral agreements	81,937	—	—	81,937
Derivative instruments designated as hedges:
Interest rate swaps	—	13,978	—	13,978
Cross-currency swaps	—	17,375	—	17,375
Derivative instruments not designated as hedges:
Interest rate swaps	—	10,057	—	10,057
Interest rate swaptions	—	193	—	193
Other forward contracts	—	23,519	—	23,519
Cross-currency swaps	—	13,900	—	13,900
Total derivative instruments	—	79,022	—	79,022
Separate account assets	14,747,770	11,619,799	—	26,367,569
Total assets	$15,481,395	$32,172,779	$4,823	$47,658,997

Liabilities
Payable under securities lending agreements	$45,726	$—	$—	$45,726
Collateral under derivative counterparty collateral agreements	15,168	—	—	15,168
Derivative instruments designated as hedges:
Cross-currency swaps	—	983	—	983
Derivative instruments not designated as hedges:
Interest rate swaps	—	5,152	—	5,152
Other forward contracts	—	8,741	—	8,741
Cross-currency swaps	—	92,360	—	92,360
Total derivative instruments	—	107,236	—	107,236
Embedded derivatives - GLWB	—	—	9,777	9,777
Separate account liabilities (1)	6	357,468	—	357,474
Total liabilities	$60,900	$464,704	$9,777	$535,381
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
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities
	Three Months Ended September 30, 2015
	Assets				Liabilities
	Fixed maturities available-for-sale				Embedded
	Corporate	Asset-backed	Collateralized		derivatives
	debt securities	securities	debt obligations	Total	- GLWB
Balances, July 1, 2015	$5,065	$31	$—	$5,096	$2,919
Realized and unrealized gains (losses) included in:
Net income (loss)	—	—	—	—	6,858
Other comprehensive income (loss)	(66)	—	—	(66)	—
Settlements	(216)	9	—	(207)	—
Balances, September 30, 2015	$4,783	$40	$—	$4,823	$9,777
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at September 30, 2015	$—	$—	$—	$—	$6,858

	Recurring Level 3 financial assets and liabilities
	Three Months Ended September 30, 2014
	Assets				Liabilities
	Fixed maturities available-for-sale				Embedded
	Corporate	Asset-backed	Collateralized		derivatives
	debt securities	securities	debt obligations	Total	- GLWB
Balances, July 1, 2014	$6,371	$220,134	$29	$226,534	$609
Realized and unrealized gains (losses) included in:
Net income (loss)	—	—	(17)	(17)	1,494
Other comprehensive income (loss)	(111)	(3,957)	(12)	(4,080)	—
Settlements	(155)	(6,250)	—	(6,405)	—
Balances, September 30, 2014	$6,105	$209,927	$—	$216,032	$2,103
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at September 30, 2014	$—	$—	$—	$—	$1,494

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Recurring Level 3 financial assets and liabilities
	Nine Months Ended September 30, 2015
	Assets				Liabilities
	Fixed maturities available-for-sale				Embedded
	Corporate	Asset-backed	Collateralized		derivatives
	debt securities	securities	debt obligations	Total	- GLWB
Balances, January 1, 2015	$5,842	$36	$—	$5,878	$6,407
Realized and unrealized gains (losses) included in:
Net income (loss)	—	—	—	—	3,370
Other comprehensive income (loss)	(143)	—	—	(143)	—
Settlements	(916)	4	—	(912)	—
Balances, September 30, 2015	$4,783	$40	$—	$4,823	$9,777
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at September 30, 2015	$—	$—	$—	$—	$3,370

	Recurring Level 3 financial assets and liabilities
	Nine Months Ended September 30, 2014
	Assets				Liabilities
	Fixed maturities available-for-sale				Embedded
	Corporate	Asset-backed	Collateralized		derivatives
	debt securities	securities	debt obligations	Total	- GLWB
Balances, January 1, 2014	$6,652	$252,958	$32	$259,642	$—
Realized and unrealized gains (losses) included in:
Net income (loss)	—	—	(17)	(17)	2,103
Other comprehensive income (loss)	(36)	(9,551)	(15)	(9,602)	—
Settlements	(511)	(33,480)	—	(33,991)	—
Balances, September 30, 2014	$6,105	$209,927	$—	$216,032	2,103
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at September 30, 2014	$—	$—	$—	$—	$2,103

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables present significant unobservable inputs used during the valuation of certain liabilities categorized within Level 3 of the recurring fair value measurements table:

September 30, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range
Embedded derivatives - GLWB	$9,777	Risk neutral stochastic valuation methodology	Equity volatility	15% - 28%
			Swap curve	0.75% - 3.00%
			Mortality rate	Based on the Annuity 2000 Mortality Table
			Lapse rate	1% - 12%

December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range
Embedded derivatives - GLWB	$6,407	Risk neutral stochastic valuation methodology	Equity volatility	15% - 28%
			Swap curve	0.44% - 2.70%
			Mortality rate	Based on the Annuity 2000 Mortality Table
			Lapse rate	1% - 12%

Non-recurring fair value measurements - Certain assets are measured at estimated fair value on a non-recurring basis and are not included in the tables above. The Company held zero and $9,242 of adjusted cost basis limited partnership interests which were impaired at September 30, 2015, and December 31, 2014, respectively, based on the fair value disclosed in the limited partnership financial statements. These limited partnership interests were recorded at estimated fair value and represent a non-recurring fair value measurement. The estimated fair value was categorized as Level 3.

Fair value of financial instruments

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value on a recurring basis:

	September 30, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets
Mortgage loans on real estate	$3,324,597	$3,502,107	$3,363,570	$3,558,111
Policy loans	4,150,476	4,150,476	4,130,062	4,130,062
Limited partnership interests	36,474	37,339	38,796	41,853
Other investments	14,760	44,591	15,614	43,263

Liabilities
Annuity contract benefits without life contingencies	$10,897,078	$10,746,275	$10,569,147	$10,563,477
Policyholders’ funds	266,438	266,438	335,484	335,484
Commercial paper	96,284	96,284	98,589	98,589
Notes payable	541,826	569,320	532,547	564,904

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

9.  Other Comprehensive Income

The following tables present the accumulated balances for each classification of other comprehensive income (loss):

	Three Months Ended September 30, 2015
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, July 1, 2015	$560,527	$30,653	$(79,296)	$(102,513)	$409,371
Other comprehensive income (loss) before reclassifications	(3,619)	9,623	(1,549)	(7)	4,448
Amounts reclassified from AOCI	(3,859)	(1,364)	—	2,021	(3,202)
Net current period other comprehensive income (loss)	(7,478)	8,259	(1,549)	2,014	1,246
Balances, September 30, 2015	$553,049	$38,912	$(80,845)	$(100,499)	$410,617

	Three Months Ended September 30, 2014
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, July 1, 2014	$790,332	$25,068	$(126,529)	$(43,786)	$645,085
Other comprehensive income (loss) before reclassifications	(65,520)	4,815	263	(2,159)	(62,601)
Amounts reclassified from AOCI	(2,664)	(1,716)	—	2,802	(1,578)
Net current period other comprehensive income (loss)	(68,184)	3,099	263	643	(64,179)
Balances, September 30, 2014	$722,148	$28,167	$(126,266)	$(43,143)	$580,906

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2015
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2015	$784,183	$33,141	$(108,194)	$(106,112)	$603,018
Other comprehensive income (loss) before reclassifications	(207,043)	9,962	27,349	(222)	(169,954)
Amounts reclassified from AOCI	(24,091)	(4,191)	—	5,835	(22,447)
Net current period other comprehensive income (loss)	(231,134)	5,771	27,349	5,613	(192,401)
Balances, September 30, 2015	$553,049	$38,912	$(80,845)	$(100,499)	$410,617

	Nine Months Ended September 30, 2014
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2014	$434,023	$25,517	$(70,000)	$(43,786)	$345,754
Other comprehensive income (loss) before reclassifications	306,499	7,346	(56,266)	(2,159)	255,420
Amounts reclassified from AOCI	(18,374)	(4,696)	—	2,802	(20,268)
Net current period other comprehensive income (loss)	288,125	2,650	(56,266)	643	235,152
Balances, September 30, 2014	$722,148	$28,167	$(126,266)	$(43,143)	$580,906

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables present the composition of other comprehensive income (loss):

	Three Months Ended September 30, 2015
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$(5,568)	$1,949	$(3,619)
Unrealized holding gains (losses), net, arising on cash flow hedges	14,804	(5,181)	9,623
Reclassification adjustment for (gains) losses, net, realized in net income	(8,036)	2,813	(5,223)
Net unrealized gains (losses) related to investments	1,200	(419)	781
Future policy benefits, DAC and VOBA adjustments	(2,383)	834	(1,549)
Net unrealized gains (losses)	(1,183)	415	(768)
Employee benefit plan adjustment	3,098	(1,084)	2,014
Other comprehensive income (loss)	$1,915	$(669)	$1,246

	Three Months Ended September 30, 2014
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$(100,800)	$35,280	$(65,520)
Unrealized holding gains (losses), net, arising on cash flow hedges	7,408	(2,593)	4,815
Reclassification adjustment for (gains) losses, net, realized in net income	(6,738)	2,358	(4,380)
Net unrealized gains (losses) related to investments	(100,130)	35,045	(65,085)
Future policy benefits, DAC and VOBA adjustments	405	(142)	263
Net unrealized gains (losses)	(99,725)	34,903	(64,822)
Employee benefit plan adjustment	989	(346)	643
Other comprehensive income (loss)	$(98,736)	$34,557	$(64,179)

	Nine Months Ended September 30, 2015
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$(318,529)	$111,486	$(207,043)
Unrealized holding gains (losses), net, arising on cash flow hedges	15,326	(5,364)	9,962
Reclassification adjustment for (gains) losses, net, realized in net income	(43,511)	15,229	(28,282)
Net unrealized gains (losses) related to investments	(346,714)	121,351	(225,363)
Future policy benefits, DAC and VOBA adjustments	42,075	(14,726)	27,349
Net unrealized gains (losses)	(304,639)	106,625	(198,014)
Employee benefit plan adjustment	8,635	(3,022)	5,613
Other comprehensive income (loss)	$(296,004)	$103,603	$(192,401)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2014
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$471,537	$(165,038)	$306,499
Unrealized holding gains (losses), net, arising on cash flow hedges	11,302	(3,956)	7,346
Reclassification adjustment for (gains) losses, net, realized in net income	(35,492)	12,422	(23,070)
Net unrealized gains (losses) related to investments	447,347	(156,572)	290,775
Future policy benefits, DAC and VOBA adjustments	(86,563)	30,297	(56,266)
Net unrealized gains (losses)	360,784	(126,275)	234,509
Employee benefit plan adjustment	989	(346)	643
Other comprehensive income (loss)	$361,773	$(126,621)	$235,152

The following tables presents the reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended September 30,
	2015		2014
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the statement where net income is presented
Unrealized holding (gains) losses, net, arising on fixed maturities, available-for-sale	$(5,937)		$(4,099)		Other realized investment (gains) losses, net
	(5,937)		(4,099)		Total before tax
	(2,078)		(1,435)		Tax expense or benefit
	$(3,859)		$(2,664)		Net of tax

Unrealized holding (gains) losses, net, arising on cash flow hedges	$(2,099)		$(2,639)		Net investment income
	(2,099)		(2,639)		Total before tax
	(735)		(923)		Tax expense or benefit
	$(1,364)		$(1,716)		Net of tax

Amortization of employee benefit plan items
Prior service costs (benefits)	$(159)	(1)	$(542)	(1)
Actuarial losses (gains)	3,268	(1)	2,187	(1)
Settlement	—	(1)	2,666	(1)
	3,109		4,311		Total before tax
	1,088		1,509		Tax expense or benefit
	$2,021		$2,802		Net of tax

Total reclassification	$(3,202)		$(1,578)		Net of tax

(1) These accumulated other comprehensive income components are included in the computation of net periodic (benefit) cost of employee benefit plans (see Note 10 for additional details).

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015		2014
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the statement where net income is presented
Unrealized holding (gains) losses, net, arising on fixed maturities, available-for-sale	$(37,063)		$(28,268)		Other realized investment (gains) losses, net
	(37,063)		(28,268)		Total before tax
	(12,972)		(9,894)		Tax expense or benefit
	$(24,091)		$(18,374)		Net of tax

Unrealized holding (gains) losses, net, arising on cash flow hedges	$(6,448)		$(7,224)		Net investment income
	(6,448)		(7,224)		Total before tax
	(2,257)		(2,528)		Tax expense or benefit
	$(4,191)		$(4,696)		Net of tax

Amortization of employee benefit plan items
Prior service costs (benefits)	$(520)	(1)	$(542)	(1)
Actuarial losses (gains)	9,497	(1)	2,187	(1)
Settlement	—	(1)	2,666	(1)
	8,977		4,311		Total before tax
	3,142		1,509		Tax expense or benefit
	$5,835		$2,802		Net of tax

Total reclassification	$(22,447)		$(20,268)		Net of tax

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
(Dollars in Thousands)
(Unaudited)

10.  Employee Benefit Plans

Net periodic cost (benefit) of the Defined Benefit Pension, Post-Retirement Medical, and Supplemental Executive Retirement plans included in general insurance expenses in the accompanying condensed consolidated statements of income includes the following components:

	Three Months Ended September 30,
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Components of net periodic cost (benefit):
Service cost	$1,521	$1,364	$254	$327	$70	$30	$1,845	$1,721
Interest cost	5,996	5,824	167	171	531	503	6,694	6,498
Expected return on plan assets	(7,084)	(7,328)	—	—	—	—	(7,084)	(7,328)
Amortization of unrecognized prior service costs (benefits)	3	12	(395)	(427)	233	234	(159)	(181)
Amortization of losses (gains) from earlier periods	3,086	885	16	(77)	166	165	3,268	973
Settlement	—	—	—	—	—	2,666	—	2,666
Net periodic cost (benefit)	$3,522	$757	$42	$(6)	$1,000	$3,598	$4,564	$4,349

	Nine Months Ended September 30,
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Components of net periodic cost (benefit):
Service cost	$4,538	$3,713	$781	$739	$211	$440	$5,530	$4,892
Interest cost	17,990	17,301	420	431	1,592	1,896	20,002	19,628
Expected return on plan assets	(21,258)	(21,966)	—	—	—	—	(21,258)	(21,966)
Amortization of unrecognized prior service costs (benefits)	10	38	(1,230)	(1,280)	700	700	(520)	(542)
Amortization of losses (gains) from earlier periods	9,298	2,174	(298)	(337)	497	350	9,497	2,187
Settlement	—	—	—	—	—	2,666	—	2,666
Net periodic cost (benefit)	$10,578	$1,260	$(327)	$(447)	$3,000	$6,052	$13,251	$6,865

The Company expects to make payments of approximately $1,466 with respect to its Post-Retirement Medical Plan and $4,825 with respect to its Supplemental Executive Retirement Plan during the year ended December 31, 2015.  The Company expects to make contributions of zero to its Defined Benefit Pension Plan during the year ended December 31, 2015.  A December 31 measurement date is used for the employee benefit plans.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following table summarizes contributions to the Defined Benefit Pension Plan and payments made to the Post-Retirement Medical Plan and the Supplemental Executive Retirement Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Contributions to the Defined Benefit Pension Plan	$—	$6,003	$—	$10,717
Payments to the Post-Retirement Medical Plan	576	178	1,100	393
Payments to the Supplemental Executive Retirement Plan	830	14,255	3,995	16,044

11.  Income Taxes

The provision for income taxes is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Current	$29,568	$18,062	$67,705	$71,658
Deferred	1,140	11,728	11,221	48,666
Total income tax provision	$30,708	$29,790	$78,926	$120,324

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate:

	Nine Months Ended September 30,
	2015	2014
Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(2.8)%	(2.0)%
Tax credits	(0.3)%	(0.3)%
State income taxes, net of federal benefit	1.9%	1.5%
Other, net	(0.7)%	0.1%
Effective income tax rate	33.1%	34.3%

During the nine months ended September 30, 2015, and 2014, the Company recorded an increase in unrecognized tax benefits in the amount of $1,008 and $1,401, respectively. The Company anticipates additional increases to its unrecognized tax benefits of $6,000 to $7,000 in the next twelve months. The Company expects that the majority of the increase in its unrecognized tax benefits will not impact the effective tax rate.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years 2011 and prior.  Tax years 2012 through 2014 are open to federal examination by the Internal Revenue Service (“IRS”).  The Company does not expect significant increases or decreases to unrecognized tax benefits relating to federal, state, or local audits.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables summarize segment financial information:

	Three Months Ended September 30, 2015
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$132,761	$477	$20,779	$154,017
Fee income	19,745	204,488	1,009	225,242
Other revenue	—	1,820	—	1,820
Net investment income	222,445	127,160	13,452	363,057
Realized investment gains (losses), net	8,304	14,247	—	22,551
Total revenues	383,255	348,192	35,240	766,687
Benefits and expenses:
Policyholder benefits	270,614	54,401	32,599	357,614
Operating expenses	49,407	242,841	18,544	310,792
Total benefits and expenses	320,021	297,242	51,143	668,406
Income (loss) before income taxes	63,234	50,950	(15,903)	98,281
Income tax expense (benefit)	21,539	14,884	(5,715)	30,708
Net income (loss)	$41,695	$36,066	$(10,188)	$67,573

	Three Months Ended September 30, 2014
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$151,831	$173	$17,539	$169,543
Fee income	20,781	160,241	969	181,991
Net investment income	181,944	96,771	13,346	292,061
Realized investment gains (losses), net	9,458	13,777	295	23,530
Total revenues	364,014	270,962	32,149	667,125
Benefits and expenses:
Policyholder benefits	282,985	51,396	27,610	361,991
Operating expenses	46,463	153,970	14,410	214,843
Total benefits and expenses	329,448	205,366	42,020	576,834
Income (loss) before income taxes	34,566	65,596	(9,871)	90,291
Income tax expense (benefit)	11,598	21,912	(3,720)	29,790
Net income (loss)	$22,968	$43,684	$(6,151)	$60,501

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2015
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$308,976	$493	$64,968	$374,437
Fee income	66,214	618,841	2,965	688,020
Other revenue	—	5,460	—	5,460
Net investment income	595,757	305,969	40,356	942,082
Realized investment gains (losses), net	20,256	36,257	97	56,610
Total revenues	991,203	967,020	108,386	2,066,609
Benefits and expenses:
Policyholder benefits	725,526	151,194	80,883	957,603
Operating expenses	116,770	704,047	50,091	870,908
Total benefits and expenses	842,296	855,241	130,974	1,828,511
Income (loss) before income taxes	148,907	111,779	(22,588)	238,098
Income tax expense (benefit)	51,262	35,651	(7,987)	78,926
Net income (loss)	$97,645	$76,128	$(14,601)	$159,172

	Nine Months Ended September 30, 2014
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$302,070	$1,213	$60,610	$363,893
Fee income	71,349	446,201	2,959	520,509
Net investment income	554,508	316,724	40,462	911,694
Realized investment gains (losses), net	26,182	60,933	380	87,495
Total revenues	954,109	825,071	104,411	1,883,591
Benefits and expenses:
Policyholder benefits	700,694	151,397	78,976	931,067
Operating expenses	123,892	433,529	44,574	601,995
Total benefits and expenses	824,586	584,926	123,550	1,533,062
Income (loss) before income taxes	129,523	240,145	(19,139)	350,529
Income tax expense (benefit)	44,516	82,271	(6,463)	120,324
Net income (loss)	$85,007	$157,874	$(12,676)	$230,205

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

13.  Commitments and Contingencies

Commitments

The Company has a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility expires on March 1, 2018.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth, of $1,100,000, as defined in the credit facility agreement (compiled on the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), at anytime.  The Company was in compliance with all covenants at September 30, 2015, and December 31, 2014.  At September 30, 2015, and December 31, 2014, there were no outstanding amounts related to the credit facility.

GWSC and CLAC are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,179,820 and renews annually until it expires on July 3, 2027.  The second letter of credit is for $70,000 and renews annually until it expires on December 31, 2017.  At September 30, 2015, and December 31, 2014, there were no outstanding amounts related to the letters of credit.

In addition, the Company has other letters of credit with a total amount of $9,095, renewable annually for an indefinite period of time. At September 30, 2015, and December 31, 2014, there were no outstanding amounts related to those letters of credit.

The Company makes commitments to fund partnership interests, mortgage loans on real estate and other investments in the normal course of its business.  The amounts of these unfunded commitments at September 30, 2015, and December 31, 2014, were $148,077 and $166,356, of which $28,277 and $4,997 were related to cost basis limited partnership interests, respectively, all of which is due within one year from the dates indicated.

Contingencies

The Company is currently evaluating the interpretation of Internal Revenue Code rules related to certain product investments. If the Company’s interpretation is not upheld, which is reasonably possible, the potential exposure is estimated to be up to $21,492.

The Company is defending a lawsuit related to a motor vehicle accident involving an employee. It received a $20,000 demand from the plaintiff’s attorney during the fourth quarter of 2014.  The amount is fully indemnified by a third-party insurer.

The Company has been named as a defendant in a potential class action lawsuit that relates to its Key Guaranteed Portfolio Fund.  A decision on whether the case should proceed as a class is not expected until next year. The Company is defending this lawsuit, and due to the early nature of the proceedings, the Company is unable to predict the outcome of the lawsuit or estimate a possible range of loss.

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

14.  Subsequent Events

The Company evaluated subsequent events through the date the consolidated financial statements were issued. The Company concluded that no subsequent events have occurred that would require recognition or disclosure in the condensed consolidated financial statements.

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

The following discussion addresses the Company’s results of operations for the three and nine months ended September 30, 2015, compared with the same period in 2014. The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

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

Empower Retirement

Empower Retirement continues to incur strategic and business development expenses as it focuses on enhancements, which will improve the client-facing experience as well as streamline the back-office processing over the next several years. The Company anticipates investing approximately $150 million on this multi-year initiative, with an expected decrease to net earnings of approximately $35 million in 2015 and $20 million in 2016. These cost have decreased net earnings by $9 million and $5 million for the three months ended September 30, 2015, and 2014, respectively, and $25 million and $5 million for the nine months ended September 30, 2015, and 2014, respectively. Ongoing operations will include amortization expense from system and infrastructure enhancements. The Company expects that these enhancements will increase market share by driving future sales and improving the retention of participants and assets.

The Company has set an annual costs savings target of $40 to $50 million pre-tax.  Integration activities are expected to be completed by the second quarter of 2017 with the annual reduction of operating costs reflected upon the completion of the business transformation in the next three to four years.  These synergies are expected to be achieved through efficiencies from the conversion of business onto a single back-office platform, increased utilization of Great-West Global, which launched in the third quarter of 2015 with over 250 Bangalore-based professionals, and scale-driven cost improvement.

Acquisition of RPS

On August 29, 2014, the Company completed the acquisition of RPS. This business is integrated within the Empower Retirement segment. RPS contributed revenue and net income, included in the condensed consolidated statements of income, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income statement data (In millions)	2015	2014	2015	2014
Revenue	$42	$14	$137	$14
Net income (loss)	(1)	—	—	—

Current Market Conditions

The financial markets experienced some volatility over 2015, while in 2014 the financial markets strengthened during the year.  The S&P 500 index as at September 30, 2015 was down by 7% compared to June 30, 2015, and down by 7% compared to January 1, 2015. The S&P 500 index at September 30, 2014 was up by less than 1% when compared to June 30, 2014, and was up by 7% when compared to January 1, 2014.  The average of the S&P 500 index during the three months ended September 30, 2015, was up by 3% when compared to the same period in 2014 and the average during the nine months ended September 30, 2015, was up by 8% when compared to the same period in 2014.

	2015			2014
S&P 500 Index	Close	Average in Quarter	Average for Year to Date	Close	Average in Quarter	Average for Year to Date
September 30	1,920	2,027	2,064	1,972	1,976	1,905
June 30	2,063	2,102	2,083	1,960	1,900	1,868
March 31	2,068	2,064	2,064	1,872	1,835	1,835
January 1	2,059			1,848

Variable asset-based fees earned by the Company fluctuate with changes in participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses, which are primarily associated with changes in the United States equities market. Fee income increased by $43 million and $168 million for the three and nine months ended September 30, 2015, respectively, when compared to the same period in 2014. The increase was primarily related to fees earned by RPS as well as the impact of the acquisition of the defined contribution business from Putnam. In addition, the increase was related to higher variable fee income as a result of higher average account balances due to the improved average performance of the U.S. equities market.

Interest rates were volatile during the first nine months of 2015 as compared to the same period in 2014 when they decreased. The 10-year U.S. Treasury rate as at September 30, 2015, was down by 29 basis points as compared to June 30, 2015, and was down by 11 basis points as compared to January 1, 2015. The rate at September 30, 2014 was down by 1 basis point as compared to June 30, 2014, and was down by 52 basis points as compared to January 1, 2014. The average of the 10-year U.S. Treasury rate during the three months ended September 30, 2015, was down by 28 basis points when compared to the same period in 2014 and the rate during the nine months ended September 30, 2015, was down by 51 basis points when compared to the same period in 2014.

	2015			2014
10-Year Treasury Rate	Close	Average in Quarter	Average for Year to Date	Close	Average in Quarter	Average for Year to Date
September 30	2.06%	2.22%	2.12%	2.52%	2.50%	2.63%
June 30	2.35%	2.16%	2.07%	2.53%	2.62%	2.69%
March 31	1.94%	1.97%	1.97%	2.73%	2.77%	2.77%
January 1	2.17%			3.04%

The Company employs hedging strategies for the purpose of managing the interest rate, foreign currency exchange rate and equity market risks impacting the Company’s business.  For those derivative instruments when hedge accounting is not elected, all gains or losses are recorded in the consolidated statement of income.  As a result, fluctuations in interest rates, foreign currencies, or equity markets may cause the Company to experience volatility in its earnings.  For three and nine months ended September 30, 2015, the Company recorded favorable changes in unrealized gains (losses), net, of $49 million and $17 million, respectively, on forward settling to be announced (“TBA”) securities as compared to the same period in 2014. Additionally, the realized gains (losses), net, on forward settling TBA securities had unfavorable changes of $8 million and $50 million for the three and nine months ended September 30, 2015, respectively, as compared to the same period in 2014.

Unrealized gains on fixed maturity investments fluctuate with changes in the prevailing interest rates.  When interest rates rise, market values of fixed maturity investments generally fall.  During the three and nine months ended September 30, 2015, fixed maturity investments' unrealized investment gains (losses), net, recognized in net income, had a favorable change of $2 million and an unfavorable change of $5 million, respectively, as compared to the same period in 2014. The Company also recorded in other comprehensive income unfavorable changes in unrealized gains (losses), net, on fixed maturity investments, of $10 million and $355 million for the three and nine months ended September 30, 2015, respectively, and unfavorable changes of $965 million and $411 million for the three and nine months ended September 30, 2014, respectively. The realized gains (losses), net, on fixed maturity investments had an unfavorable change of $1 million and a favorable change of $8 million for the three and nine months ended September 30, 2015, respectively, as compared to the same period in 2014.

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

Three months ended September 30, 2015, compared with the three months ended September 30, 2014

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

	Three Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2015	2014	(decrease)	change
Net (loss) income
Individual Markets segment	$42	$23	$19	83%
Empower Retirement segment	36	44	(8)	(18)%
Other segment	(10)	(6)	(4)	67%
Total net (loss) income	68	61	7	11%
Adjustments to net (loss) income
Unrealized investment gains (losses), net	69	2	67	3,350%
Realized investment gains (losses), net	23	24	(1)	(4)%
Pro-rata tax (expense) benefit (1)	(32)	(9)	(23)	256%
Operating income	$8	$44	$(36)	(82)%
(1) Calculated utilizing estimated tax rate of 35%.

Unrealized investment gains (losses), net, had a favorable change of $67 million, from $2 million in 2014 to $69 million in 2015. The primary driver of the change was a $49 million favorable change in unrealized gains on forward settling TBA securities. The remainder was a $15 million favorable change in unrealized gains on derivatives. In addition, there was a favorable change in unrealized gains on bonds.

Realized investment gains (losses), net, had an unfavorable change of $1 million, or 4%, to $23 million during the three months ended September 30, 2015, when compared to the same period in 2014. The change was primarily driven by an $8 million unfavorable change in gains on forward settling TBA securities, partially offset by favorable changes of $7 million in gains on derivatives and equity investments.

Pro-rata tax expense increased by $23 million, from $9 million in 2014 to $32 million in 2015 resulting from the favorable change in unrealized investment gains (losses), net.

Nine months ended September 30, 2015, compared with the nine months ended September 30, 2014

The following is a summary of the contributions of each segment to the net income and a reconciliation of net income to operating income:

	Nine Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2015	2014	(decrease)	change
Net income
Individual Markets segment	$98	$85	$13	15%
Empower Retirement segment	76	158	(82)	(52)%
Other segment	(15)	(13)	(2)	15%
Total net income	159	230	(71)	(31)%
Adjustments to net income
Unrealized investment gains (losses), net	56	20	36	180%
Realized investment gains (losses), net	57	87	(30)	(34)%
Pro-rata tax (expense) benefit (1)	(39)	(38)	(1)	3%
Operating income	$85	$161	$(76)	(47)%
(1) Calculated utilizing estimated tax rate of 35%.

Unrealized investment gains (losses), net, had a favorable change of $36 million from $20 million in 2014 to $56 million in 2015. The primary driver of the change was a $23 million favorable change in unrealized gains on derivatives. The remainder was a $17 million favorable change in unrealized gains on forward settling TBA securities. The favorable change was partially offset by an unfavorable change in unrealized gains on bonds.

Realized investment gains (losses), net, had an unfavorable change of $30 million, or 34%, to $57 million during the nine months ended September 30, 2015, when compared to the same period in 2014. The change was primarily driven by a $50 million unfavorable change in gains on forward settling TBA security transactions, partially offset by favorable changes of $20 million in gains on bonds, derivatives, equity investments, and mortgages.

Pro-rata tax expense increased by $1 million, or 3%, to $39 million during the nine months ended September 30, 2015, when compared to the same period in 2014, resulting from the favorable change in total unrealized and realized investment gains (losses), net.

Company Results of Operations

Three months ended September 30, 2015, compared with the three months ended September 30, 2014

The following is a summary of certain financial data of the Company:

	Three Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2015	2014	(decrease)	change
Premium income	$154	$170	$(16)	(9)%
Fee income	225	182	43	24%
Other revenue	2	—	2	100%
Net investment income	295	290	5	2%
Total revenues	676	642	34	5%
Policyholder benefits	358	362	(4)	(1)%
Operating expenses	311	215	96	45%
Total benefits and expenses	669	577	92	16%
Income before income taxes	7	65	(58)	(89)%
Income tax (benefit) expense	(1)	21	(22)	(105)%
Operating income	$8	$44	$(36)	(82)%

The Company’s consolidated operating income decreased by $36 million, or 82%, to $8 million for the three months ended September 30, 2015, when compared to the same period in 2014. The decrease was primarily due to higher operating expenses partially offset by higher fee income. In addition, premium income was lower.

Premium income decreased by $16 million, or 9%, to $154 million for the three months ended September 30, 2015, when compared to the same period in 2014. This decrease was primarily related to the Company’s Individual Markets segment which had a decrease of $19 million due to certain reserving changes made during the three months ended September 30, 2014 resulting in higher cost of insurance for certain products for that period.

Fee income increased by $43 million, or 24%, to $225 million for the three months ended September 30, 2015, when compared to the same period in 2014. The increase was primarily related to $42 million in fees earned by RPS in 2015 compared to $14 million in fees earned by RPS in 2014. The increase was also related to the impact of the acquisition of the defined contribution business from Putnam. During the three months ended September 30, 2014, the Putnam defined contribution business earned $2 million in fee income. Additionally, the Company had an increase in asset-based variable fee income resulting from increased average asset levels driven by sales growth and higher average equity market levels. The equity market performance was evidenced by the 3% increase in the average S&P 500 index during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.

Net investment income increased by $5 million, or 2%, to $295 million during the three months ended September 30, 2015, when compared to the same period in 2014. The increase was due to higher investment income on equity and other investments.

Policyholder benefits decreased by $4 million, or 1%, to $358 million for the three months ended September 30, 2015, when compared to the same period in 2014 primarily due to the Company’s Individual Markets segment which had a decrease of $12 million. The decrease was driven by certain reserving changes made during the three months ended September 30, 2014, partially offset by higher interest credited or paid to contractholders as a result of increased average liabilities. Offsetting the decrease was a $5 million and $3 million increase in the Company’s Other segment and Empower Retirement segment, respectively.

Operating expenses increased by $96 million, or 45%, to $311 million for the three months ended September 30, 2015, when compared to the same period in 2014 primarily due to the Company’s Empower Retirement segment which had an increase of $89 million. The increase was primarily attributable to $30 million increase from RPS as well as the impact of the acquisition of the defined contribution business from Putnam. During the three months ended September 30, 2014, the Putnam defined contribution business incurred $10 million in operating expense. Additionally, Empower Retirement is investing in significant strategic and business development initiatives as part of its integration plan. Enhancements are being made, which will improve the client facing experience as well as streamline back office processing over the next several years. The Company incurred costs of $14 million related to this business integration in 2015 compared to $8 million in 2014. The remaining increase in operating expenses is due to business growth.

Income tax expense had a favorable change of $22 million, from an expense of $21 million to a benefit of $1 million primarily due to a decrease in operating income before tax.

Nine months ended September 30, 2015, compared with the nine months ended September 30, 2014

The following is a summary of certain financial data of the Company:

	Nine Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2015	2014	(decrease)	change
Premium income	$374	$364	$10	3%
Fee income	688	520	168	32%
Other revenue	5	—	5	100%
Net investment income	887	892	(5)	(1)%
Total revenues	1,954	1,776	178	10%
Policyholder benefits	958	931	27	3%
Operating expenses	871	602	269	45%
Total benefits and expenses	1,829	1,533	296	19%
Income before income taxes	125	243	(118)	(49)%
Income tax expense	40	82	(42)	(51)%
Operating income	$85	$161	$(76)	(47)%

The Company’s consolidated operating income decreased by $76 million, or 47%, to $85 million for the nine months ended September 30, 2015, when compared to the same period in 2014. The decrease was primarily due to higher operating expenses and higher policyholder benefits partially offset by higher fee income and higher premium income.

Premium income increased by $10 million, or 3%, to $374 million for the nine months ended September 30, 2015, when compared to the same period in 2014. This increase was primarily related to the Company’s Individual Markets segment which had an increase of $7 million due to the amounts assessed for mortality coverage earned from the Company’s single premium universal life (“SPUL”) product. The average in-force amount for the SPUL product increased from $1,591 million to $2,118 million.

Fee income increased by $168 million, or 32%, to $688 million for the nine months ended September 30, 2015, when compared to the same period in 2014. The increase was primarily related to $137 million in fees earned by RPS in 2015 compared to $14 million in fees earned by RPS in 2014. The increase was also related to the impact of the acquisition of the defined contribution business from Putnam. During the nine months ended September 30, 2014, the Putnam defined contribution business earned $5 million in fee income. Additionally, the Company had an increase in asset-based variable fee income resulting from increased average asset levels driven by sales growth and higher average equity market levels. The equity market performance was evidenced by the 8% increase in the average S&P 500 index during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

Net investment income decreased by $5 million, or 1%, to $887 million during the nine months ended September 30, 2015, when compared to the same period in 2014. The decrease was due to lower investment income on bonds, mortgages, and policy loans as a result of lower yields partially offset by higher invested asset balances. The decrease was partially offset by higher gains on equity and other investments.

Policyholder benefits increased by $27 million, or 3%, to $958 million for the nine months ended September 30, 2015, when compared to the same period in 2014 primarily due to the Company’s Individual Markets segment which had an increase of $25 million. The increase was primarily driven by higher interest credited or paid to contractholders as a result of increased average liabilities partially offset by a decrease in crediting rate.

Operating expenses increased by $269 million, or 45%, to $871 million for the nine months ended September 30, 2015, when compared to the same period in 2014 primarily due to the Company’s Empower Retirement segment which had an increase of $270 million. The increase was primarily attributable to $123 million increase from RPS as well as the impact of the acquisition of the defined contribution business from Putnam. During the nine months ended September 30, 2014, the Putnam defined contribution business incurred $31 million in operating expense. Additionally, Empower Retirement is investing in significant strategic and business development initiatives as part of its integration plan. Enhancements are being made, which will improve the client facing experience as well as streamline back office processing over the next several years. The Company incurred costs of $39 million related to this business integration in 2015 compared to $8 million in 2014. The remaining increase in operating expenses is due to business growth.

Income tax expense decreased by $42 million, or 51%, to $40 million for the nine months ended September 30, 2015, when compared to the same period in 2014 primarily due to a decrease in operating income before tax.

Individual Markets Segment Results of Operations

Three months ended September 30, 2015, compared with the three months ended September 30, 2014

The following is a summary of certain financial data of the Individual Markets segment:

	Three Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2015	2014	(decrease)	change
Premium income	$133	$152	$(19)	(13)%
Fee income	20	21	(1)	(5)%
Net investment income	191	183	8	4%
Total revenues	344	356	(12)	(3)%
Policyholder benefits	271	283	(12)	(4)%
Operating expenses	49	47	2	4%
Total benefits and expenses	320	330	(10)	(3)%
Income before income taxes	24	26	(2)	(8)%
Income tax expense	8	9	(1)	(11)%
Operating income	$16	$17	$(1)	(6)%

Operating income for the Individual Markets segment decreased by $1 million, or 6%, to $16 million, during the three months ended September 30, 2015, when compared to the same period in 2014. The decrease is primarily due to lower premiums partially offset by lower policyholder benefits. Further offsetting the decrease was higher net investment income.

Premium income decreased by $19 million, or 13%, to $133 million for the three months ended September 30, 2015, when compared to the same period in 2014. This decrease was primarily related to certain reserving changes made during the three months ended September 30, 2014 resulting in higher cost of insurance for certain products for that period.

Fee income decreased by $1 million, or 5%, to $20 million for the three months ended September 30, 2015, when compared to the same period in 2014. The decrease was primarily related to lower individual annuity fees.

Net investment income increased by $8 million, or 4%, to $191 million for the three months ended September 30, 2015, when compared to the same period in 2014. This was due to an increase in investment income earned on bonds, mortgages, and policy loans as a result of higher invested asset balances partially offset by lower yields.

Policyholder benefits decreased by $12 million, or 4%, to $271 million for the three months ended September 30, 2015, when compared to the same period in 2014, primarily driven by certain reserving changes made during the three months ended September 30, 2014, partially offset by higher interest credited or paid to contractholders as a result of increased average liabilities.

Operating expenses increased by $2 million, or 4%, to $49 million for the three months ended September 30, 2015, when compared to the same period in 2014. The increase was primarily due to lower DAC deferral due to lower commissions and premium tax expense and higher DAC amortization due to lower realized investment gains (losses), net. The increase was partially offset by a decrease in the allocation of shared services expense to the Individual Markets segment as expenses increased in the Empower Retirement segment and lower commissions and premium tax expense as a result of reduction in sales.

Income tax expense decreased by $1 million, or 11%, to $8 million during the three months ended September 30, 2015, when compared to the same period in 2014 primarily due to a decrease in operating income before tax.

Nine months ended September 30, 2015, compared with the nine months ended September 30, 2014

The following is a summary of certain financial data of the Individual Markets segment:

	Nine Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2015	2014	(decrease)	change
Premium income	$309	$302	$7	2%
Fee income	66	71	(5)	(7)%
Net investment income	566	547	19	3%
Total revenues	941	920	21	2%
Policyholder benefits	726	701	25	4%
Operating expenses	117	124	(7)	(6)%
Total benefits and expenses	843	825	18	2%
Income before income taxes	98	95	3	3%
Income tax expense	33	32	1	3%
Operating income	$65	$63	$2	3%

Operating income for the Individual Markets segment increased by $2 million, or 3%, to $65 million during the nine months ended September 30, 2015, when compared to the same period in 2014. The increase was primarily due to higher premiums partially offset by higher policyholder benefits, higher net investment income, and lower operating expenses.

Premium income increased by $7 million, or 2%, to $309 million during the nine months ended September 30, 2015, when compared to the same period in 2014.  This increase was primarily related to the amounts assessed for mortality coverage earned from the Company’s SPUL product. The average in-force amount for the SPUL product increased from $1,591 million to $2,118 million.

Fee income decreased by $5 million, or 7%, to $66 million for the nine months ended September 30, 2015, when compared to the same period in 2014. The decrease was primarily related to lower individual annuity fees.

Net investment income increased by $19 million, or 3%, to $566 million for the nine months ended September 30, 2015, when compared to the same period in 2014. This was due to higher investment income earned on bonds, mortgages, and policy loans as a result of higher invested asset balances partially offset by lower yields.

Policyholder benefits increased by $25 million, or 4%, to $726 million for the nine months ended September 30, 2015, when compared to the same period in 2014, primarily driven by higher interest credited or paid to contractholders as a result of increased average liabilities partially offset by a decrease in crediting rate.

Operating expenses decreased by $7 million, or 6%, to $117 million for the nine months ended September 30, 2015, when compared to the same period in 2014. The decrease was primarily due to a decrease in the allocation of shared services expense to the Individual Markets segment as expenses increased in the Empower Retirement segment and lower commissions and premium tax expense as a result of reduction in sales. The decrease was partially offset by lower DAC deferral due to lower commissions and premium tax expense and higher DAC amortization due to lower realized investment gains (losses), net.

Income tax expense increased by $1 million, or 3%, to $33 million during the nine months ended September 30, 2015, when compared to the same period in 2014 primarily due to an increase in operating income before tax.

Empower Retirement Segment Results of Operations

Three months ended September 30, 2015, compared with the three months ended September 30, 2014

The following is a summary of certain financial data of the Empower Retirement segment:

	Three Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2015	2014	(decrease)	change
Fee income	$204	$160	$44	28%
Other revenue	2	—	2	100%
Net investment income	91	94	(3)	(3)%
Total revenues	297	254	43	17%
Policyholder benefits	54	51	3	6%
Operating expenses	243	154	89	58%
Total benefits and expenses	297	205	92	45%
Income before income taxes	—	49	(49)	(100)%
Income tax (benefit) expense	(3)	16	(19)	(119)%
Operating income	$3	$33	$(30)	(91)%

Operating income for the Empower Retirement segment decreased by $30 million, or 91%, to $3 million for the three months ended September 30, 2015, when compared to the same period in 2014.  The decrease was primarily due to higher operating expenses partially offset by higher fee income.

Fee income increased by $44 million, or 28%, to $204 million for the three months ended September 30, 2015, when compared to the same period in 2014. The increase was primarily related to $42 million in fees earned by RPS in 2015 compared to $14 million in fees earned by RPS in 2014. The increase was also related to the impact of the acquisition of the defined contribution business from Putnam. During the three months ended September 30, 2014, the Putnam defined contribution business earned $2 million in fee income. Additionally, the Company had an increase in asset-based variable fee income resulting from increased average asset levels driven by sales growth and higher average equity market levels. The equity market performance was evidenced by the 3% increase in the average S&P 500 index during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.

Net investment income decreased by $3 million, or 3%, to $91 million for the three months ended September 30, 2015, when compared to the same period in 2014. The primary driver of the change was lower investment income on bonds, mortgages, and policy loans as a result of lower yields partially offset by higher invested asset balances.

Policyholder benefits increased by $3 million, or 6%, to $54 million for the three months ended September 30, 2015, when compared to the same period in 2014. The increase was due to higher surrender activities.

Operating expenses increased by $89 million, or 58%, to $243 million for the three months ended September 30, 2015, when compared to the same period in 2014. The increase was primarily attributable to $30 million increase from RPS as well as the impact of the acquisition of the defined contribution business from Putnam. During the three months ended September 30, 2014, the Putnam defined contribution business incurred $10 million in operating expense. Additionally, Empower Retirement is investing in significant strategic and business development initiatives as part of its integration plan. Enhancements are being made, which will improve the client facing experience as well as streamline back office processing over the next several years. The Company incurred costs of $11 million related to this business integration in 2015 compared to $6 million in 2014. The remaining increase in operating expenses was due to business growth.

Income tax expense had a favorable change of $19 million from an expense of $16 million in 2014 to a benefit of $3 million in 2015. The change was primarily due to a decrease in operating income before income taxes.

Nine months ended September 30, 2015, compared with the nine months ended September 30, 2014

The following is a summary of certain financial data of the Empower Retirement segment:

	Nine Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2015	2014	(decrease)	change
Premium income	$—	$1	$(1)	(100)%
Fee income	619	446	173	39%
Other revenue	5	—	5	100%
Net investment income	281	305	(24)	(8)%
Total revenues	905	752	153	20%
Policyholder benefits	151	151	—	—%
Operating expenses	704	434	270	62%
Total benefits and expenses	855	585	270	46%
Income before income taxes	50	167	(117)	(70)%
Income tax expense	15	56	(41)	(73)%
Operating income	$35	$111	$(76)	(68)%

Operating income for the Empower Retirement segment decreased by $76 million, or 68%, to $35 million for the nine months ended September 30, 2015, when compared to the same period in 2014 due to higher operating expenses partially offset by higher fee income. In addition, net investment income was lower.

Fee income increased by $173 million, or 39%, to $619 million for the nine months ended September 30, 2015, when compared to the same period in 2014.  The increase was primarily related to $137 million in fees earned by RPS in 2015 compared to $14 million in fees earned by RPS in 2014. The increase was also related to the impact of the acquisition of the defined contribution business from Putnam. During the nine months ended September 30, 2014, the Putnam defined contribution business earned $5 million in fee income. Additionally, the Company had an increase in asset-based variable fee income resulting from increased average asset levels driven by sales growth and higher average equity market levels. The equity market performance was evidenced by the 8% increase in the average S&P 500 index during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

Net investment income decreased by $24 million, or 8%, to $281 million for the nine months ended September 30, 2015, when compared to the same period in 2014. The primary driver of the change was lower investment income on bonds, mortgages, and policy loans as a result of lower yields partially offset by higher invested asset balances.

Policyholder benefits remained constant for the nine months ended September 30, 2015, when compared to the same period in 2014.

Operating expenses increased by $270 million, or 62%, to $704 million for the nine months ended September 30, 2015, when compared to the same period in 2014. The increase was primarily attributable to $123 million increase from RPS as well as the impact of the acquisition of the defined contribution business from Putnam. During the nine months ended September 30, 2014, the Putnam defined contribution business incurred $31 million in operating expense. Additionally, Empower Retirement is investing in significant strategic and business development initiatives as part of its integration plan. Enhancements are being made, which will improve the client facing experience as well as streamline back office processing over the next several years. The Company incurred costs of $33 million related to this business integration in 2015 compared to $6 million in 2014. The remaining increase in operating expenses was due to business growth.

Income tax expense decreased by $41 million, or 73%, to $15 million during the nine months ended September 30, 2015, when compared to the same period in 2014. The decrease was primarily due to a decrease in operating income before income taxes.

Other Segment Results of Operations

Three months ended September 30, 2015, compared with the three months ended September 30, 2014

The following is a summary of certain financial data of the Company’s Other segment:

	Three Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2015	2014	(decrease)	change
Premium income	$21	$18	$3	17%
Fee income	1	1	—	—%
Net investment income	13	13	—	—%
Total revenues	35	32	3	9%
Policyholder benefits	33	28	5	18%
Operating expenses	19	14	5	36%
Total benefits and expenses	52	42	10	24%
Income before income taxes	(17)	(10)	(7)	70%
Income tax benefit	(6)	(4)	(2)	50%
Operating loss	$(11)	$(6)	$(5)	83%

Operating loss for the Company’s Other segment increased by $5 million to $11 million for the three months ended September 30, 2015, when compared to the same period in 2014. The increase in operating loss was primarily related to higher policy benefits due to fewer lapses on term life insurance policies as compared to the same period in prior year and higher operating expenses due to higher commissions.

Nine months ended September 30, 2015, compared with the nine months ended September 30, 2014

The following is a summary of certain financial data of the Company’s Other segment:

	Nine Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2015	2014	(decrease)	change
Premium income	$65	$61	$4	7%
Fee income	3	3	—	—%
Net investment income	40	40	—	—%
Total revenues	108	104	4	4%
Policyholder benefits	81	79	2	3%
Operating expenses	50	44	6	14%
Total benefits and expenses	131	123	8	7%
Income before income taxes	(23)	(19)	(4)	21%
Income tax benefit	(8)	(6)	(2)	33%
Operating loss	$(15)	$(13)	$(2)	15%

Operating loss for the Company’s Other segment increased by $2 million to $15 million for the nine months ended September 30, 2015, when compared to the same period in 2014. The increase in operating loss was primarily related to higher operating expenses due to higher commissions and cost related to business integration.

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

The following table presents the percentage distribution of the carrying values of the Company’s general account investment portfolio:

(In millions)	September 30, 2015		December 31, 2014
Fixed maturities, available-for-sale	$18,495	64.6%	$20,162	71.1%
Fixed maturities, held-for-trading	127	0.4%	339	1.2%
Mortgage loans on real estate	3,325	11.6%	3,364	11.9%
Policy loans	4,150	14.5%	4,130	14.6%
Short-term investments	2,463	8.6%	263	0.9%
Limited partnership and other corporation interests	44	0.2%	49	0.2%
Other investments	15	0.1%	16	0.1%
Total investments	$28,619	100.0%	$28,323	100.0%

The September 30, 2015, fixed maturities, available-for-sale amount decreased as compared to December 31, 2014, as the Company sold government agency mortgage-backed security (“MBS”) pools to enter into forward settling TBA contracts which are treated as derivatives.  There is a corresponding increase in short-term investments as the Company holds these investments in order to settle the forward settling TBA contracts.

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

The percentage distribution of the estimated fair value of the Company’s fixed maturity portfolio by the Company’s internal credit rating is summarized as follows:

Credit Rating	September 30, 2015	December 31, 2014
AAA	16.8%	28.2%
AA	17.3%	15.3%
A	33.6%	28.2%
BBB	31.0%	27.5%
BB and below (Non-investment grade)	1.3%	0.8%
Total	100.0%	100.0%

The September 30, 2015, AAA rating percentage decreased as compared to December 31, 2014, as the Company sold AAA-rated government agency MBS pools to enter into forward settling TBA contracts which are treated as derivatives.

The percentage distribution of the estimated fair value of the corporate sector fixed maturity portfolio, calculated as a percentage of fixed maturities, is summarized as follows:

Sector	September 30, 2015	December 31, 2014
Utility	20.4%	18.3%
Finance	11.3%	10.0%
Consumer	10.9%	9.8%
Natural resources	7.4%	5.9%
Transportation	3.5%	3.2%
Other	14.6%	11.3%

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $464 million and $276 million as of September 30, 2015, and December 31, 2014, respectively.  The September 30, 2015, and December 31, 2014, short-term investments included above exclude any amounts held to settle TBA forward contracts.  In addition, 99% of the fixed maturity portfolio carried an investment grade rating at September 30, 2015, and December 31, 2014, thereby providing significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity.  Additionally, the Company anticipates that cash on hand and expected net cash generated by operating activities will exceed the forecasted needs of the business over the next 12 months.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $96 million and $99 million of commercial paper outstanding at September 30, 2015, and December 31, 2014, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a revolving credit facility agreement, which expires on March 1, 2018, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility as of or during the nine months ended September 30, 2015.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

Off-Balance Sheet Arrangements

The Company makes commitments to fund partnership interests, mortgage loans on real estate and other investments in the normal course of its business.  The amounts of these unfunded commitments at September 30, 2015, and December 31, 2014, were $148 million and $166 million, respectively.  The precise timing of the fulfillment of the commitment cannot be predicted; however, these amounts are due within one year of the dates indicated.  There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company participates in a short-term reverse repurchase program for the purpose of enhancing the total return on its investment portfolio.  This type of transaction involves the purchase of securities with a simultaneous agreement to sell similar securities at a future date at an agreed-upon price.  In exchange, the financial institutions put non-cash collateral on deposit with a third-party custodian on behalf of the Company.  The amount of securities purchased in connection with these transactions was $75 million and zero at September 30, 2015, and December 31, 2014, respectively.  Non-cash collateral on deposit with the third-party custodian on the Company’s behalf was $77 million and zero at September 30, 2015, and December 31, 2014, respectively, which cannot be sold or re-pledged and which has not been recorded on the condensed consolidated balance sheets. Collateral related to the reverse repurchase agreements generally consists of U.S. government or U.S. government agency securities.

The Company participates in a securities lending program in which the Company lends securities that are held as part of its general account investment portfolio to third parties for the purpose of enhancing the total return on its investment portfolio.  The Company generally requires initial collateral in an amount greater than or equal to 102% of the fair value of domestic securities loaned and 105% of foreign securities loaned.  The Company received securities with a fair value of $138 million and $2 million as collateral at September 30, 2015, and December 31, 2014, respectively, which have not been recorded on the condensed consolidated balance sheets.

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

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer and its Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”).  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the President and Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2015.

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

These improvements to the internal control infrastructure were implemented from the fourth quarter of 2013 through the second quarter of 2015, and were in place in connection with the preparation of its financial statements for the three and nine months ended September 30, 2015. As such, management believes that the remediation initiative outlined above was sufficient to remediate the material weakness in internal control over financial reporting as of June 30, 2015. Management is committed to continuing to improve its internal control processes and will continue to review its financial reporting controls and procedures.

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

The Company has been named as a defendant in a potential class action lawsuit that relates to its Key Guaranteed Portfolio Fund.  A decision on whether the case should proceed as a class is not expected until next year. The Company is defending this lawsuit, and due to the early nature of the proceedings, the Company is unable to predict the outcome of the lawsuit or estimate a possible range of loss.

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

Great-West Life & Annuity Insurance Company

By:	/s/	Kara Roe	Date:	November 12, 2015
Kara Roe
Vice President, Controller, and Principal Accounting Officer