Form 10-K
period 2015-12-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2016-03-01
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act. Yes ☐  No ☒

As of June 30, 2015, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was $0.

As of February 1, 2016, 7,232,986 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

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

The shares of Lifeco, Power Financial, and Power Corporation are traded publicly in Canada on the Toronto Stock Exchange.

1.2         Business of the Company

The Company offers life insurance and retirement and investment products to individuals, businesses, and other private and public organizations throughout the United States, Puerto Rico, Guam, and the United States Virgin Islands. The Chief Operating Decision Maker (“CODM”) of the Company is also the Chief Executive Officer (“CEO”) of the Company and Lifeco U.S. The CODM reviews the financial information for the purposes of assessing performance and allocating resources based upon the results of Lifeco U.S. and other U.S. affiliates prepared in accordance with International Financial Reporting Standards. The CODM, in his capacity as CEO of the Company, reviews the Company’s financial information only in connection with the quarterly and annual reports that are filed with the Securities and Exchange Commission (“SEC”). Consequently, the Company does not provide its discrete financial information to the CODM to be regularly reviewed to make decisions about resources to be allocated or to assess performance. For purposes of SEC reporting requirements, the Company has chosen to present its financial information in three segments, notwithstanding the above. The three segments are: Individual Markets, Empower Retirement (formerly known as “Retirement Services”), and Other.

Through its Individual Markets segment, the Company offers various forms of life insurance, annuity, and retirement products.  Through its Empower Retirement segment, the Company provides various retirement plan products and investment options as well as comprehensive administrative and record-keeping services for financial institutions and employers which include educational, advisory, enrollment, and communication services for employer-sponsored defined contribution plans and associated defined benefit plans.

No customer accounted for 10% or more of the Company’s consolidated revenues during the years 2015, 2014, or 2013.  In addition, no segment of the Company’s business is dependent upon a single customer or a few customers, the loss of which would have a significant effect on it or its business segments’ operations.  The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the Company or its business segments.

Under the Empower Retirement brand, effective January 1, 2015, the retirement services businesses of the Company, the acquired J.P. Morgan Retirement Plan Services (RPS) and Putnam have merged, creating the second largest recordkeeping provider in the U.S. The number of participant accounts has grown from 7.1 million at December 31, 2014, to over 7.5 million at December 31, 2015.

Individual Markets Segment Principal Products

The Company’s Individual Markets segment distributes life insurance, annuity, and retirement products to both individuals and businesses through various distribution channels. Life insurance products in-force include participating and non-participating term life, whole life, universal life, and variable universal life.

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

Term life - Term life insurance products provide coverage for a stated period and generally do not include the accumulation of cash values.  Term life insurance products pay a guaranteed death benefit only if the insured dies within the coverage period. The company’s term life insurance earnings come from the difference between premiums collected and actual death claims.

Whole life - Whole life insurance products provide guaranteed death benefits in exchange for level premium payments for the life of the insured.  Whole life insurance products include the accumulation of cash values.  The policyholder can receive the accumulated cash value as a payment by surrendering the insurance policy before the death of the insured. The company’s whole life insurance earnings come from investment income earned on assets held as reserve in the General Account and the difference between premiums collected and actual death claims.

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

Variable annuity products - The Company’s variable annuity products provide the opportunity for clients to invest on a tax deferred basis with the ability to annuitize assets. Variable Annuities can be made available with Guaranteed Minimum Death Benefit (“GMDB”) which guarantees the client’s beneficiaries will receive at least a return of premium (less the impact of withdrawals) upon death as well as a Guaranteed Lifetime Withdrawal Benefit (“GLWB”) which guarantees that the client is able to take contractually specified withdrawals from their assets that will continue for life regardless of market performance or longevity. The Company earns fees from the separate account for mortality and expense risks pertaining to the variable annuity contract and/or for providing administrative services. For Variable Annuity assets invested in external mutual funds, the Company is reimbursed by the external mutual funds for marketing, sales, and service costs under various revenue sharing agreements. There are additional fees charged for election of Guaranteed Minimum Benefits. The GLWB products may be available in variable annuity products or as a stand-alone contract.

Retention is an important factor in profitability and is encouraged through product features. For example, the Company’s life insurance contracts may impose a surrender charge on policyholder balances withdrawn within the first 10 years of the contract’s inception.  The period of time and level of the surrender charge vary by product.

One of the principal markets for the Individual Markets segment is the executive benefits market.  The primary executive benefits products are single premium universal life insurance (“SPUL”), registered variable universal life insurance, private placement variable universal life insurance (“PPVUL”), and PPVUL with a stable value guarantee feature.  These executive benefits life insurance policies indirectly fund employee post-retirement benefits and non-qualified benefit plans for executives.

Corporations and community banks are the primary purchasers of the universal life product, while regional and national banks typically purchase general account or hybrid products. The SPUL product, which combines both general account and separate account product features, is marketed to community and regional banks.  Corporations indirectly funding executive benefits also purchase the registered variable universal life insurance and PPVUL product.  The PPVUL products offer a wide array of equity and bond fund investment options.

Another principal market for the Individual Markets segment is the financial institutions market, which is a partnership between the Company and retail financial institutions to distribute individual life, annuity, and retirement products. Through its institutional partners, the Company has in excess of 27,000 individual branch and brokerage sales representatives who sell its products.  During 2015 and 2014, the Company focused on meeting the insurance related needs of the growing retiree marketplace by providing wealth transfer solutions to its bank partners’ customers via an SPUL product.  It focused on meeting the retirement income needs of the retiree marketplace via its variable annuity products including guaranteed benefits. Additionally, the Company continues its efforts to partner with large financial institutions to provide individual term life insurance.

Empower Retirement Segment Principal Products

Through its Empower Retirement segment, the Company provides various retirement plan products (including individual retirement accounts (“IRAs”)) and investment options, as well as comprehensive administrative and record-keeping services for financial institutions and employers, which include educational, advisory, enrollment, and communication services for employer-sponsored defined contribution plans and associated defined benefit plans.  Defined contribution plans provide for benefits based upon the value of contributions to, and investment returns on, an individual’s account.  This has been a rapidly growing portion of the retirement marketplace in recent years.

The retirement plan products and investment options offered by the Company include mutual funds and collective trusts, guaranteed interest rate investment products, and variable annuity products designed to meet the specific needs of the customer.  In addition, the Company offers both customized annuity and non-annuity products.

IRAs — The Company offers an IRA product as a distribution option for employees terminated from employer-sponsored defined contribution plans.  The Company earns asset-based fees and per account fees for providing administrative and record-keeping services for IRA accounts. For those IRAs invested in external mutual funds, the Company is reimbursed by the external mutual funds for marketing, sales, and service costs under various revenue sharing agreements.  For those IRAs invested in proprietary mutual funds, the Company earns an asset-based management fee.

Mutual funds and collective trusts - The Company earns administration fees under various revenue sharing agreements from external mutual funds and collective trusts for marketing, sales, and service costs incurred while providing services to individuals and institutional clients on behalf of the funds.  On proprietary mutual funds , the Company earns an asset-based management fee. On proprietary collective trusts, the Company, through its wholly-owned subsidiary Great-West Trust Company, LLC (“Great-West Trust Company”), earns an asset-based management fee.

Guaranteed interest rate investment products - On its guaranteed interest rate investment products, the Company earns investment margins on the difference between the income earned on investments in its general account and the interest credited to the participant’s account balance.  The Company’s general account assets support the guaranteed investment products.  The

Company also manages fixed interest rate products known as stable value funds that include separate accounts, pooled collective trusts, and custom collective trusts for which it is paid a management fee that is earned by the Company either directly or through its wholly-owned subsidiaries Great-West Capital Management or Great-West Trust Company.

Variable annuity products - The Company’s variable annuity products provide the opportunity for clients to invest on a tax deferred basis with the ability to annuitize assets. Variable Annuities can be made available with GLWB which guarantees that the client is able to take contractually specified withdrawals from their assets that will continue for life regardless of market performance or longevity. The Company earns fees from the separate account for mortality and expense risks pertaining to the variable annuity contract and/or for providing administrative services. For Variable Annuity assets invested in external mutual funds, the Company is reimbursed by the external mutual funds for marketing, sales, and service costs under various revenue sharing agreements. There are additional fees charged for election of Guaranteed Minimum Benefits. The GLWB products may be available in variable annuity products or as a stand-alone contract.

Administrative and record-keeping services - The Company receives asset-based and/or participant-based fees for providing third-party administrative and record-keeping services to financial institutions and employer-sponsored retirement plans.

The Company’s marketing focus is directed toward providing investment management, advisory services, and record-keeping services under Internal Revenue Code Sections 401(a), 401(k), 403(b), 408, and 457 to private corporations, state and local governments, hospitals, non-profit organizations, and public school districts.  Through the Company’s wholly-owned, registered subsidiaries, Great-West Capital Management and Advised Assets Group, LLC (“Advised Assets Group”), the Company provides investment management and advisory services.  Through the Company’s wholly-owned subsidiary FASCore, LLC, the Company targets and partners with other large financial institutions to provide third-party record-keeping and administration services.

Future Policy Benefit Liabilities and Life Insurance In-Force

The amount of fixed annuity products in-force is measured by future policy benefits.  The following table shows group and individual annuity policy benefits supported by the Company’s general account as well as the annuity balances in Empower Retirement and Individual Markets separate accounts for the years indicated:

	(In millions)
Year Ended December 31,	General Account Annuity Benefits Liabilities	Empower Retirement Annuity Separate Accounts	Individual Markets Annuity Separate Accounts
2015	$12,309	$19,600	$1,744
2014	11,859	20,471	1,660
2013	11,648	20,310	1,502
2012	11,110	18,242	1,382
2011	10,290	16,447	1,290
For most of the general account annuities, and for all of the Empower Retirement and Individual Markets separate account annuities, policy benefit liabilities are established at the contract holder’s account value, which is equal to cumulative deposits and credited interest, less withdrawals, mortality and certain other charges.

The general account also has immediate annuities.  The policy benefit liabilities for the immediate annuities are computed on the basis of assumed investment yield, mortality (where payouts are contingent on survivorship), and expenses.  These assumptions generally vary by plan, year of issue, and policy duration.  Policy benefit liabilities for immediate annuities without life contingent payouts are computed on the basis of assumed investment yield and expenses.

The following table summarizes Individual Markets life insurance future policy benefits liabilities, Individual Markets life insurance separate account balances, and Individual Markets life insurance in-force prior to reinsurance ceded for the years indicated:

	(In millions)
Year Ended December 31,	Individual Markets Life Insurance Future Policy Benefits Liabilities	Individual Markets Life Insurance Separate Accounts	Individual Markets Life Insurance In-force
2015	$14,382	$5,287	$100,398
2014	13,649	5,588	99,768
2013	12,520	4,819	98,489
2012	11,951	4,981	98,574
2011	11,133	4,594	96,619

For both the Individual Markets life insurance future policy benefits liabilities and life insurance separate accounts, the future policy benefits are computed on the basis of assumed investment yield, mortality, morbidity, and expenses, including a margin for adverse deviation.  These future policy benefits are calculated as the present value of future benefits (including dividends) and expenses less the present value of future net premiums.  The assumptions used in calculating the future policy benefits liabilities generally vary by plan, year of issue, and policy duration.

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

The following table shows future policy benefits liabilities and life insurance in-force in the Other segment for the years indicated:

	December 31,
(In millions)	2015	2014	2013	2012	2011
Future policy benefits liabilities	$419	$410	$391	$369	$356
Life insurance in-force	53,604	56,249	59,902	63,918	68,204

Future policy benefits liabilities for the policies in the Other segment are calculated as the present value of future benefits (including dividends) and expenses less the present value of future net premiums.  The assumptions used in calculating the future policy benefits liabilities generally vary by plan, year of issue, and policy duration. Future policy benefits liabilities are also established for claims that have been incurred but not reported based on factors derived from past experience.

Reinsurance

The Company enters into reinsurance transactions as a purchaser of reinsurance for its various insurance products and as a provider of reinsurance for some insurance products.  Reinsurance transactions are assumed from and ceded to affiliated entities and third parties.  When purchasing reinsurance, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage, quota share, yearly renewable term, coinsurance, and modified coinsurance contracts.  Under the terms of these contracts, the reinsurer agrees to reimburse the Company for the ceded amount in the event a claim is paid.  However, the Company remains liable to its policyholders with respect to the ceded insurance if a reinsurer fails to meet the obligations it assumed.  Accordingly, the Company strives to cede risks to highly rated, well-capitalized companies.  The Company retains an initial maximum of $3.5 million of coverage per individual life. This initial retention limit of $3.5 million may increase due to automatic policy increases in coverage at a maximum rate of $175 thousand per annum, with an overall maximum increase in coverage of $1.0 million.  The Company assumes risk from approximately 40 insurers and reinsurers by participating in yearly renewable term and coinsurance pool agreements.  When assuming risk, the Company seeks to generate revenue while maintaining reciprocal working relationships with these partners as they also seek to limit their exposure to loss on any single life.  Maximum capacity to be accepted or retained by the Company is dictated at the treaty level and is monitored annually to ensure the total risk acquired or retained on any one life is limited to a maximum retention of $4.5 million.

Method of Distribution of Products Within the Individual Markets and Empower Retirement Segments

The Individual Markets segment distributes individual life insurance through wholesale and retail sales force, banks, broker-dealers, and investment advisors. Executive benefits products are distributed through wholesalers and specialized consultants.

The Empower Retirement segment distributes products to plan sponsors through a subsidiary, GWFS Equities, Inc. (“GWFS Equities”), as well as through brokers, consultants, advisors, third-party administrators, and banks.  It markets IRAs as a distribution option for employees terminated from employer-sponsored defined contribution plans through its Retirement Solutions Group, which includes a retail sales force. Record-keeping and administrative services are distributed through institutional clients.

Competition Within the Individual Markets and Empower Retirement Segments

The life insurance, savings, and investment marketplaces are highly competitive.  The Company’s competitors include insurance companies, banks, investment advisors, mutual fund companies, and certain service and professional organizations.  No individual competitor or small group of competitors is dominant.  Competition focuses on name recognition, service, technology, cost, variety of investment options, investment performance, product features, and price, in addition to financial strength as indicated by ratings issued by nationally recognized agencies.

Individual Markets Outlook

The Individual Markets segment will continue to focus on value oriented products with unique benefits distributed through channels that the Company understands. The Company focuses on providing value and innovative products to its partners, brokers, and the customers they serve.

The Company was the #2 distributor of life insurance through banks in 2015. The Company's strategy focuses on protecting customers’ wealth and income in retirement with a comprehensive suite of asset growth, income protection, and wealth transfer products. To distribute retail retirement income products, the Company has established strategic partnerships with banks and independent broker dealers, which has more than doubled the number of advisors selling the Company’s annuity products to nearly 20,000 in 2015. This allows the Company to better market the retirement income products to a larger number of individuals. The Company expects the innovative distribution and product strategies will increase the Company's market share in the retirement income marketplace.

In the executive benefits market, the Company provides unique solutions to address the complex needs of organizations for funding employee benefits and retaining key executives. The Company partners with a network of specialized benefit consultants and brokers to create customized solutions based on clients’ needs. The longstanding broker relationships and new partnerships that generated higher regional bank sales and record corporate bank sales in 2015 are expected to drive future sales growth.

Empower Retirement Outlook

In 2015, continued progress of the Company’s strategic initiatives positioned the Company for solid growth. Empower Retirement successfully completed its first full year of operations in 2015. Uniting three strong, established retirement businesses with unique yet complementary products and services, Empower Retirement is positioned for significant growth opportunities across its target market.

In 2016, Empower Retirement's strategies to drive sales growth will continue to include active marketing of the brand, investing in product differentiation, and offering a best in class service model. Empower Retirement is combining the unique technology strengths of the Company, RPS, and Putnam's retirement business to a single recordkeeping platform, including the 2015 launch of a unique, interactive web-based experience to help participants understand their retirement income needs. In 2016, service enhancements to this platform will include standardizing and improving client-facing tools, optimizing advisor relationship management, and client alignment as well as adopting best practices for participant communications. The Company expects that these enhancements will increase customer retention and ultimately increase participant retirement savings.

The Company continually examines opportunities to structure products and develop strategies to stimulate growth in assets under management.  The Company expects that the Great-West Lifetime funds and managed account offerings in defined contribution plans will continue to contribute to this growth.

Additionally, the Company will continue to pursue operational efficiencies. The conversion of the recordkeeping business to a single back-office platform, and the migration of selected systems and operations to the Great West Global entity in India, are significant initiatives to lower unit costs.

1.3       Investment Operations

The Company’s investment division manages and administers the investments of its general and separate accounts in support of the cash and liquidity requirements of its insurance and investment products.

The Company’s principal general account investments are in fixed maturities and mortgage loans on real estate, all of which are exposed to three primary sources of investment risk: credit, interest rate, and market valuation.  Total investments at December 31, 2015, of $56 billion were comprised of general account investment assets of $29 billion and separate account assets of $27 billion.  Total investments at December 31, 2014, of $56 billion were comprised of general account investment assets of $28 billion and separate account assets of $28 billion.

The Company’s general account investments are in a broad range of asset classes, but consist primarily of domestic fixed maturities.  Fixed maturity investments include public and privately placed corporate bonds, government bonds, and mortgage-backed and asset-backed securities.  The Company’s mortgage loans on real estate are comprised exclusively of domestic commercial collateralized real estate loans diversified with regard to geographical markets and commercial real estate property types within the United States.

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

The Company routinely monitors and evaluates the status of its investments in light of current economic conditions, trends in capital markets, and other factors.  These other factors include investment size, quality, concentration by issuer and industry, and other diversification considerations relevant to the Company’s fixed maturity investments.

The Company reduces credit risk for the portfolio as a whole by investing primarily in investment grade fixed maturities.  At December 31, 2015, and 2014, 99% of the Company’s fixed maturity portfolio carried an investment grade rating.

1.4  Regulation

The Company and its insurance subsidiaries are licensed in and regulated by all 50 states, the District of Columbia, Puerto Rico, Guam, and the United States Virgin Islands to transact life insurance business, accident and health insurance business, and annuity business.  The extent of such regulation varies, but most jurisdictions have laws and regulations governing the business conduct of insurers as well as the financial aspects of insurers, including standards of solvency, statutory reserves, reinsurance, and capital adequacy. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and certain other related materials, and, for certain lines of insurance, the approval of rates.  Such statutes and regulations also prescribe the permitted types and concentration of investments.

The Company and certain of its subsidiaries are subject to, and comply with, insurance holding company regulations in applicable states.  The Company’s insurance subsidiaries are each required to file reports, generally including detailed annual financial statements, with insurance regulatory authorities in each of the jurisdictions in which they do business, and their operations and accounts are subject to periodic examination by such authorities.  These subsidiaries must also file, and in many jurisdictions and in some lines of insurance, obtain regulatory approval for rules, rates, and forms relating to the insurance written in the jurisdictions in which they operate.

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

State and federal insurance and securities regulatory authorities, and other state law enforcement agencies and attorneys general, from time to time make inquiries regarding compliance by the Company and its insurance subsidiaries with insurance, securities, and other laws and regulations regarding the conduct of the Company’s insurance and securities business.

Following is a description of certain regulatory and legal frameworks to which the Company or its subsidiaries may be subject:

•Insurance Company Regulation - The Company and its insurance subsidiaries are subject to regulation under the insurance company laws of various jurisdictions.  The insurance company laws and regulations vary from jurisdiction to jurisdiction, but generally require an insurance company that is a member of an insurance holding company system (two or more affiliated persons, one or more of which is an insurer) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning their capital structure, ownership, financial condition, certain intercompany transactions, and general business operations.  In addition, various state jurisdictions have broad administrative powers with respect to such matters as admittance of assets, premium rating methodology, policy forms, establishing reserve requirements and solvency standards, maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, the type and amounts and valuation of investments permitted.  State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance companies to their parent companies, as well as on transactions between an insurer and its affiliates.

State insurance regulators, the NAIC, and other regulatory agencies are also investigating the use of affiliated captive reinsurers or off-shore entities to reinsure insurance risks. In October 2011, the NAIC established a subgroup to study insurers’ use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations, and to establish appropriate regulatory requirements to address concerns identified in the study. This subgroup, which has been disbanded, prepared a white paper offering seven recommendations for consideration and a possible study. These recommendations addressed accounting considerations, confidentiality, access to alternative markets, International Association of Insurance Supervisors principles, standards and guidance; enhancements to credit for reinsurance models; disclosure and transparency, and Financial Analysis Handbook guidance. Two task forces have beeen assigned to determine how to implement many of these recommendations. Additionally, in June 2013, the NYDFS released a report critical of certain captive reinsurance structures and calling, in part, for other state regulators to adopt a moratorium on approving such structures pending further review by state and federal regulators. Also, in December 2013, the United States Treasury Department’s Federal Insurance Office (“FIO”) issued a report on how to modernize and improve the system of insurance regulation in the United States, recommending, in part, that states develop a uniform and transparent solvency oversight regime for the transfer of risk to reinsurance captives and adopt a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute legitimate risk transfer.

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

•Statutory Insurance Examinations - As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states.  During the three-year period ended December 31, 2015, these examinations produced no significant adverse findings regarding the operations or accounts of the Company and its insurance subsidiaries.

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

•Risk-Based Capital (“RBC”) - The Company and its insurance subsidiaries are subject to certain RBC requirements and report their RBC based on a formula calculated by applying factors to various asset, premium, face amount, and statutory reserve items.  The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, and business risk.  The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action and not as a means to rank insurers generally.  As of the date of the most recent statutory financial statements filed with insurance regulators, the total adjusted capital of the Company and its insurance subsidiaries was in excess of the minimum RBC that require regulatory action.

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

The Dodd-Frank Act mandates changes to the regulation of the financial services industry. Implementation of the Dodd-Frank Act is ongoing and may affect the Company’s operations and governance in ways that could adversely affect its financial condition and results of operations. The Dodd-Frank Act requires central clearing of, and imposes new margin requirements on, certain derivatives transactions, which increases the costs of the Company’s hedging program. The other provision in the Dodd-Frank Act that may impact the Company is the new FIO within the United States Treasury Department.

The Dodd-Frank Act provides the Financial Stability Oversight Council (“FSOC”) with the power to designate “systemically important” institutions, which will be subject to special regulatory supervision and other provisions intended to prevent, or mitigate the impact of, future disruptions in the U.S. financial system. Based on its most current financial data, the Company is below the quantitative thresholds used by the FSOC to determine which nonbank companies merit consideration. However, the FSOC has indicted it will review on a quarterly basis whether nonbank financial institutions meet the metrics for further review. If the Company were to be designated as a systemically important institution, it could be subject to heightened regulation under the Federal Reserve, which could impact requirements regarding its capital, liquidity, and leverage, as well as its business and investment conduct. In addition, the Company could be subject to assessments to pay for the orderly liquidation of other systemically important financial institutions that have become insolvent.

•Broker-Dealer and Securities Regulation - One of the Company’s subsidiaries, GWFS Equities, is a non-clearing broker-dealer and subject to certain regulatory provisions by the SEC and the Financial Industry Regulatory Authority (“FINRA”).  This subsidiary acts as the underwriter and distributor for variable annuity contracts and variable life insurance policies issued by the Company and for Great-West Funds, Inc., an affiliated open-end management investment company. GWFS Equities also acts as an introducing brokerage firm in the offer and sale of debt and equity securities. GWFS Equities is subject to the requirements of the Securities Exchange Act of 1934 relating to broker-dealers, including, among other things, minimum net capital requirements under the SEC Uniform Net Capital Rules (Rule 15c3-1) and segregation of client funds under the SEC Customer Protection Rule (Rule 15c3-3). GWFS Equities’ net capital was in excess of the minimum requirements.

•Banking Regulation - One of the Company’s subsidiaries, Great-West Trust Company, is a Colorado non-depository trust company that offers directed and discretionary trustee and custodial services to retirement plans, including 401(a), 401(k), 403(b), and 457 plans, IRAs, and Rabbi trusts for non-qualified deferred compensation plans. Great-West Trust Company operates pursuant to the rules and regulations of the Colorado Division of Banking including various regulatory capital requirements. Great-West Trust Company’s capital was in excess of the minimum requirements.

•Registered Investment Advisor Regulation - Two of the Company’s subsidiaries, Great-West Capital Management, Advised Assets Group, and GWFS Equities are registered as investment advisors with the SEC and are subject to examination by the SEC.  The Investment Advisers Act of 1940, as amended, and the related regulations impose various obligations and restrictions on registered investment advisors including fiduciary duties, record-keeping requirements, operational requirements, and marketing requirements.

ERISA and Other Considerations

The Company provides products and services to certain employee benefit plans that are subject to the Employee Retirement Income Security Act (“ERISA”), or the Internal Revenue Code of 1986, as amended (the “Code”).  As such, the Company’s activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and the requirement under ERISA and the Code that fiduciaries may not cause a covered plan to engage in prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor, the Internal Revenue Service (“IRS”), and the Pension Benefit Guaranty Corporation.

1.5  Ratings

The Company is rated by a number of nationally recognized rating agencies.  The ratings represent the opinion of the rating agencies regarding the financial strength of the Company and its ability to meet ongoing obligations to policyholders.  The Company’s financial strength ratings as of the date of this filing are as follows:

Rating agency	Measurement	Current rating
A.M. Best, Inc.	Financial strength, operating performance, and business profile	A+ (1)
Fitch Ratings	Financial strength	AA (2)
Moody’s Investor Service, Inc.	Financial strength	Aa3 (3)
Standard & Poor’s Rating Services	Financial strength	AA (2)

(1)  Superior (highest category out of 10 categories).
(2)  Very Strong (second highest category out of nine categories).
(3)  Excellent (second highest category out of nine categories).

1.6 Employees

The Company had approximately 5,400 and 4,500 employees at December 31, 2015, and 2014, respectively.

1.7 Available Information

The Company files periodic reports and other information with the SEC.  Such reports and other information may be obtained by visiting the Public Reference Room of the SEC at its Headquarters Office, 100 F Street, N.E., Room 1580, Washington D.C. 20549, or by calling the SEC at 1-202-551-8090 (Public Reference Room) or 1-800-SEC-0330 (Office of Investor Education and Advocacy).  In addition, the SEC maintains an Internet website (www.sec.gov) that contains reports and other information regarding issuers that file electronically with the SEC, including the Company.

The Company makes available, free of charge, on its website (www.greatwest.com) through its Financial Information page, its annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to all those reports, as soon as reasonably practicable after filing such reports to the SEC.  Other information found on the website is not part of this or any other report filed with or furnished to the SEC.

Item  1A.

Risk Factors

In the normal course of its business, the Company is exposed to certain operational, regulatory, and financial risks and uncertainties.  The most significant risks include the following:

Competition could negatively affect the ability of the Company to maintain or increase market share or profitability.

The industry in which the Company operates is highly competitive.  The Company’s competitors include insurance companies, mutual fund companies, banks, investment advisors, and certain service and professional organizations.  Although there has been consolidation in some sectors, no one competitor is dominant.  Customer retention is a key factor for continued profitability.  Management cannot be certain that the Company will be able to maintain its current competitive position in the markets in which it operates, or that it will be able to expand its operations into new markets.  If the Company fails to do so, its business, results of operations, and financial condition could be materially and adversely affected.

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

The Company’s operations and accounts are subject to examination by the Colorado Department of Insurance and other regulators at specified intervals.  The NAIC has also prescribed RBC rules and other financial ratios for life insurance companies.  The calculations set forth in these rules are used by regulators to assess the sufficiency of an insurer’s capital and measure the risk characteristics of an insurer’s assets, liabilities, and certain off-balance sheet items.  RBC is calculated by applying factors to various asset, premium, face amount, and liability items.  Although the Company has RBC levels well in excess of those required by its regulators, there can be no assurances made that it will continue to maintain these levels.

A downgrade or potential downgrade in the Company’s financial strength or claims paying ratings could result in a loss of business and negatively affect results of operations and financial condition.

The Company is rated by a number of nationally recognized rating agencies.  The ratings represent the opinion of the rating agencies regarding the Company’s financial strength and its ability to meet ongoing obligations to policyholders.  Claims paying ability and financial strength ratings are factors in establishing the competitive position of insurers.  A rating downgrade, or the potential for such a downgrade, of the Company or any of its rated insurance subsidiaries could, among other things, materially increase the number of policy surrenders and withdrawals by policyholders of cash values from their policies, adversely affecting relationships with broker-dealers, banks, agents, wholesalers, and other distributors of its products and services.  This may result in cash payments requiring the Company to sell invested assets, including illiquid assets such as privately placed fixed maturity investments and mortgage loans on real estate, at a price that may result in realized investment losses.  These cash payments to policyholders result in a decrease in total invested assets and a decrease in net income.  Among other things, early withdrawals may also cause the Company to accelerate amortization of deferred acquisition cost (“DAC”) and value of business acquired (“VOBA”), reducing net income.  In addition, a significant downgrade may negatively impact new sales and adversely affect the Company’s ability to compete and thereby have a material effect on its business, results of operations, and financial condition.  Negative changes in credit ratings may also increase the Company’s cost of funding.

Deviations from assumptions regarding future persistency, mortality, and interest rates used in calculating liabilities for future policyholder benefits and claims could adversely affect the Company’s results of operations and financial condition.

The Company establishes and carries, as a liability, reserves based on estimates of how much it will need to pay for future benefits and claims.  Future policy benefits do not represent an exact calculation of liability.  Rather, future policy benefits represent an estimate of what management expects the ultimate settlement and administration of benefits will cost.  These estimates, which generally involve actuarial projections, are based upon management’s assessment of facts and circumstances then known, as well as estimates of future trends in persistency (how long a contract stays with the Company), mortality, judicial theories of liability, interest rates, and other factors.  These variables are affected by both internal and external events, such as changes in market and interest rate conditions, catastrophic events, inflation, judicial trends, and legislative changes.  Many of these items are not directly quantifiable in advance.  The Company’s life insurance products are exposed to the risk of catastrophic events, such as a pandemic, terrorism, or other such events that cause a large number of deaths.  Additionally, there may be a significant reporting delay between the occurrence of an insured event and the date it is reported to the Company.
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

The Company may be required to accelerate the amortization of DAC or VOBA, or recognize impairment in the value of goodwill or other intangible assets, which could adversely affect its results of operations and financial condition.

DAC represents the costs that vary with and are related directly to the successful acquisition of new insurance and annuity contracts and are amortized over the expected lives of the related contracts based upon the level and timing of either gross profits or gross premiums.  VOBA represents the present value of future profits associated with acquired insurance, annuity, and investment-type contracts and is amortized over the expected lives of the related contracts based upon the level and timing of either gross profits or gross premiums.  Goodwill represents the excess of the amounts the Company paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition.  Other intangible assets represent the estimated fair value of the portion of the purchase price that was allocated to the value of customer relationships and non-competition intangible asset in various acquisitions.  The Company, on an ongoing basis, tests the DAC and VOBA recorded on the consolidated balance sheets to determine if these amounts are recoverable under current assumptions.  In addition, management regularly reviews the estimates and assumptions underlying DAC and VOBA for those products for which DAC and VOBA are amortized in proportion to gross profits or gross premiums.  The Company tests goodwill for impairment at least annually based upon estimates of the fair value of the reporting unit to which the goodwill relates.  The Company tests other intangible assets for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC, VOBA, goodwill, and/or other intangible assets that could have an adverse effect on the results of operations and financial condition.

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

As related to the Company’s reinsurance facilities, there are no assurances that the Company can maintain its current reinsurance facilities or that it can obtain other reinsurance facilities in adequate amounts and at favorable rates.  If the Company is unable to obtain new reinsurance facilities, either its net exposures would increase or, if it is unwilling to bear an increase in net exposures, it would have to reduce the level of its underwriting commitments.  Either of these potential developments could have a material adverse effect on the Company’s business, results of operations, and financial position.

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

During periods of sustained low interest rates, life insurance and annuity products may be affected by increased premium payments on products with flexible premium features and a higher percentage of insurance policies remaining in-force from year to year.  During such a period, investment earnings may be lower because the interest earnings on new fixed income investments will likely have declined with the market interest rates. Also there may be increased early repayment on investments held such as mortgage-backed securities, asset-backed securities, and callable bonds. Although the Company invests in a broad range of asset classes, it is primarily invested in domestic fixed income securities.  Accordingly, during periods of sustained low interest rates, an adverse effect on the results of operations and financial condition may result from a decrease in the spread between the earned rate on the Company’s assets and either the interest rates credited to policyholders or the rates assumed in reserve calculations.  Several products are at or approaching their minimum guaranteed credited rate, which could have an adverse effect on the results of operations and financial condition due to spread compression.

The Company has hedging and other risk mitigating strategies to mitigate the risk of a volatile interest rate environment. However, there can be no assurance that it would be fully insulated from realizing any losses on sales of securities.  In addition, regardless of whether the Company realized an investment loss, potential withdrawals would produce a decrease in invested assets, with a corresponding adverse effect on the results of operations and financial condition.

Market fluctuations and general economic conditions may adversely affect results of operations and financial condition.

The risk of fluctuations in market value of all of the separate account assets, proprietary mutual funds, proprietary collective trusts, and external mutual funds is borne by the policyholders.  The Company’s fee income for administering and/or managing these assets, however, is generally set as a percentage of those assets.  Accordingly, fluctuations in the market value of these assets may result in fluctuations in revenue.

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

The occurrence of a major economic downturn, acts of corporate malfeasance, or other events that adversely affect the issuers of the Company’s investment securities could cause the value of these securities and net income to decline and the default rate of the fixed maturity securities to increase.  A ratings downgrade affecting particular issuers or securities could have a similar effect.  Any event reducing the value of these securities other than on a temporary basis could have an adverse effect on the results of operations and financial condition.

Additionally, the Company may, from time to time, for business, regulatory, or other reasons, elect or be required to sell certain of its general account invested assets at a time when their fair values are less than their original cost, resulting in realized capital losses, which would have an adverse effect on the results of operations and financial condition.

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

•	Changes in applicable regulations that could restrict the ability of some companies to purchase certain executive benefits products;

•	Changes in the availability of, or rules concerning the establishment, operation, and taxation of, Section 401, 403(b), 408, and 457 plans; and

•	Repeal of the federal estate tax.

The Company cannot predict whether any other legislation will be enacted, what the specific terms of any such legislation will be, or how, if at all, this legislation or any other legislation could have an adverse effect on its results of operations or financial condition.

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

Management of operational, legal, and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events. Management has devoted significant resources to develop the Company’s risk management and disaster recovery policies and procedures.  However, policies and procedures may not be fully effective and may leave the Company exposed to unidentified and unanticipated risks.  The Company may be subject to disruptions of its operating systems or its ability to conduct business from events that are wholly or partially beyond its control such as a natural catastrophe, act of terrorism, pandemic, or electrical/telecommunications outage.

The Company may experience difficulty in marketing and distributing products through its current and future distribution channels.

The Company distributes its life and savings products through a variety of distribution channels, including brokers, independent agents, consultants, retail financial institutions, and its own internal sales force. In some areas the Company generates a significant portion of its business through third-party arrangements.  Management periodically negotiates provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to either party.  An interruption in the continuing relationship with a significant number of these third parties could materially affect the Company’s ability to market its products.  The Company must attract and retain productive internal sales representatives to sell its products.  If the Company is unsuccessful in attracting and retaining sales representatives with demonstrated abilities, its results of operations and financial condition could be adversely affected.

A failure in cyber or information security systems could result in a loss or disclosure of confidential information, damage the Company’s reputation, and could impair its ability to conduct business effectively.

The Company depends heavily upon computer systems to provide reliable service, as a significant portion of the Company’s operations relies on the secure processing, storage, and transmission of confidential or proprietary information and complex transactions.  Despite the implementation of a variety of security measures, the Company’s computer systems could be subject to physical and electronic break-ins, cyber attacks, and similar disruptions from unauthorized tampering, including threats that may come from external factors, such as governments, organized crime, hackers and other third parties, or may originate internally from within the Company.

If one or more of these events occurs, it could potentially jeopardize the confidential or proprietary information, including personally identifiable non-public information, processed and stored in, and transmitted through, the computer systems and networks.  It could also potentially cause interruptions or malfunctions in the operations of the Company, its customers, or other third parties.  This could result in damage to the Company’s reputation, financial losses, litigation, increased costs, regulatory penalties, and/or customer dissatisfaction or loss.  Although steps have been taken to prevent and detect such attacks, it is possible that the Company may not become aware of a cyber incident for some time after it occurs, which could increase its exposure to these consequences.

The Company could face difficulties, unforeseen liabilities, or asset impairments arising from business acquisitions or integrations and managing growth of such businesses.

The Company has engaged in acquisitions of businesses in the past and may continue to do so in the future.  Such activity exposes the Company to a number of risks.  For example, there could be unforeseen liabilities or asset impairments, including goodwill impairments, that arise in connection with the businesses that will be acquired in the future.

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

•
Integrating acquired operations with existing operations may require the Company to coordinate geographically separated organizations, address possible differences in culture and management philosophies, merge financial processes and risk and compliance procedures, combine separate information technology platforms, and integrate organizations that were previously closely tied to the former parent of the acquired business or other service provider.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

The Company’s corporate office facility is comprised of an 882,000 square foot complex located in Greenwood Village, Colorado.  The Company owns its corporate office facilities which are occupied by all of the Company’s segments.   At December 31, 2015, the Company leased approximately 188,000 square feet of the complex to CIGNA for a lease period expiring on March 31, 2018.  The Company also leases approximately 553,000 square feet of sales and administrative offices throughout the United States. Management believes that the Company’s properties are suitable and adequate for its current and anticipated business operations.

Item 3.

Legal Proceedings

From time to time, the Company may be threatened with, or named as a defendant in, lawsuits, arbitrations, and administrative claims. Any such claims that are decided against the Company could harm the Company’s business. The Company is also subject to periodic regulatory audits and inspections which could result in fines or other disciplinary actions. Unfavorable outcomes in such matters may result in a material impact on the Company's financial position, results of operations, or cash flows.

The Company is defending a lawsuit related to a motor vehicle accident involving an employee. It received a $20 million demand from the plaintiff’s attorney during the fourth quarter of 2014.  The amount is fully indemnified by a third-party insurer.

The Company is defending lawsuits relating to the administration of its staff retirement plan, or to the costs and features of certain of its retirement or fund products. These actions are at their early stages. Management believes the claims are without merit and will defend these actions. Based on the information known, these actions will not have a material adverse effect on the consolidated financial position of the Company.

The Company is involved in other various legal proceedings that arise in the ordinary course of its business.  In the opinion of management, after consultation with counsel, the likelihood of loss from the resolution of these proceedings is remote and/or the estimated loss is not expected to have a material effect on the Company’s consolidated financial position, results of its operations, or cash flows.

Item 4.

Mine Safety Disclosures

Not applicable.

Part II

Item 5.

Market for Registrant’s Common Equity and Related Stockholder Matters

5.1         Equity Security Holders and Market Information

There is no established public trading market for the Company’s common equity.  GWL&A Financial is the sole shareholder of the Company’s common equity securities.

5.2                 Dividends

In the three most recent fiscal years, the Company has paid dividends on its common shares.  Dividends paid on the Company’s common stock were $140 million, $316 million, and $102 million during the years ended December 31, 2015, 2014, and 2013, respectively.

On February 4, 2016, the Company’s Board of Directors declared a dividend of $73 million, payable on March 15, 2016, to its sole shareholder, GWL&A Financial.

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

The selected consolidated financial information for the years ended December 31, 2015, 2014, and 2013, and at December 31, 2015, and 2014, has been derived in part from the Company’s audited consolidated financial statements included in Item 8.  The selected consolidated income statement data for the years ended December 31, 2012, and 2011, and the selected consolidated balance sheet data at December 31, 2013, 2012, and 2011, have been derived in part from the Company’s consolidated financial statements not included elsewhere herein.

	As of and for the Year Ended December 31,
(In millions)	2015	2014	2013	2012	2011
Total revenues	$2,742	$2,559	$2,167	$2,266	$2,193
Total benefits and expenses	2,453	2,086	1,979	1,893	1,897
Income from continuing operations	289	473	188	373	296
Provision for income taxes	99	156	59	135	94
Net income	190	317	129	238	202

Dividends declared	$140	$316	$102	$184	$206

Investment assets	$28,811	$28,323	$26,516	$26,110	$23,995
Separate account assets	26,631	27,719	26,631	24,606	22,331
Total assets	57,900	58,348	55,324	52,819	48,212
Total policy benefit liabilities	27,838	26,722	25,374	24,250	22,597
Due to parent and affiliates	540	547	542	544	539
Separate account liabilities	26,631	27,719	26,631	24,606	22,331
Total liabilities	56,018	56,211	53,448	50,683	46,298
Total stockholder’s equity	1,882	2,137	1,876	2,136	1,914

Item  7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 2015, 2014, and 2013, follows.  This management discussion and analysis should be read in conjunction with the financial data contained in Item 6, “Selected Financial Data,” and in Item 8, “Financial Statements and Supplementary Data.”

Certain statements in this report constitute forward-looking statements. See “Business” in Item 1 of this report for additional factors relating to these statements, and see “Risk Factors” in Item 1A of this report for a discussion of certain risk factors applicable to the business and its financial condition and results of operations.

7.1  Executive Summary

The Company and its subsidiaries are providers of insurance and other financial service products to individual, corporate, institutional, and government customers. Management considers the ability to continue to expand its presence in the United States defined contribution and institutional insurance markets to be its primary points of focus.  The life insurance, savings, and investments marketplace is highly competitive.  Competitors include insurance companies, banks, investment advisors, mutual fund companies, and certain service and professional organizations.

The Individual Markets segment distributes life insurance, annuity, and retirement products to both individuals and businesses through various distribution channels.  Life insurance products in-force include participating and non-participating term life, whole life, universal life, and variable universal life.  The Empower Retirement segment provides various retirement plan products (including IRAs) and investment options, as well as comprehensive administrative and record-keeping services for financial institutions and employers, which include educational, advisory, enrollment, and communication services to employer-sponsored defined contribution plans and associated defined benefit plans.  Defined contribution plans provide for benefits based upon the value of contributions to, and investment returns on, an individual’s account.  The Company’s Other reporting segment is substantially comprised of activity under the assumption of reinsurance between GWSC and CLAC, corporate items not directly allocated to the other operating segments and interest expense on long-term debt.

Recent Events

Acquisition of Putnam Retirement Business

On January 1, 2015, the Company acquired the retirement business of Putnam, an affiliate of the Company. The 2015 results of operations reflect the new business structure which includes the Putnam retirement business, while the 2014 comparative figures reflect the previous structure which excludes the Putnam retirement business. For the full year in 2014, Putnam’s retirement services business recorded a net loss of approximately $20 million. In 2015, this business is integrated within the Empower Retirement segment.

Empower Retirement

Empower Retirement continues to incur strategic and business development expenses as it focuses on enhancements, which will improve the client-facing experience as well as streamline the back-office processing over the next several years. The Company anticipates investing approximately $150 million on this multi-year initiative. For the year ended December 31, 2015, these costs have decreased net earnings by $34 million with an expected decrease to net earnings of approximately $20 million in 2016.

The Company has set an annual costs savings target of $40 to $50 million pre-tax. Integration activities are expected to be completed by the second quarter of 2017 with the annual reduction of operating costs fully reflected upon the completion of the business transformation in the next three to four years. These synergies are expected to be achieved through efficiencies from the conversion of business onto a single back-office platform, increased utilization of Great West Global, which launched in the third quarter of 2015 with over 300 Bangalore-based professionals, and scale-driven cost improvement. Ongoing operations will include amortization expense from system and infrastructure enhancements. The Company expects that these enhancements will increase market share by driving future sales and improving the retention of participants and assets.

Acquisition of RPS

On August 29, 2014, the Company completed the acquisition of RPS. This business is integrated within the Empower Retirement segment. RPS contributed revenue and net income, included in the consolidated statements of income, as follows:

	Year Ended December 31,
	2015	2014
Revenue	$183	$54
Net loss	(1)	(3)

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

Current Market Conditions

The S&P 500 index ended 2015 down by 1% as compared to 2014, and 2014 was up by 11% when compared to 2013. The average of the S&P 500 index during the year ended December 31, 2015, was up by 7% when compared to the average for the year ended December 31, 2014, and the average was up by 17% for the year ended December 31, 2014, when compared to the average for the year ended December 31, 2013.

	Year Ended December 31,
S&P 500 Index	2015	2014	2013	2012	2011
Index Close	2,044	2,059	1,848	1,426	1,258
Index Average	2,061	1,931	1,644	1,379	1,268

Variable asset-based fees earned by the Company fluctuate with changes in participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses, which are primarily associated with changes in the United States equities market. Fee income increased by $216 million, or 30%, to $945 million for the year ended December 31, 2015, when compared to 2014.  The increase was primarily related to $129 million higher fees earned by RPS for the year ended December 31, 2015, compared to 2014. Additionally, the Company had an increase in asset-based variable fee income resulting from increased average asset levels driven by sales growth and higher average equity market levels.

The 10-year U.S. Treasury rate ended 2015 up by 10 basis points as compared to 2014, while 2014 was down by 87 basis points when compared to 2013. The average of the 10-year U.S. Treasury rate during the year ended December 31, 2015, was down by 40 basis points when compared to the average for the year ended December 31, 2014, and the average was up by 19 basis points for the year ended December 31, 2014, when compared to the average for the year ended December 31, 2013.

	Year Ended December 31,
10-Year Treasury Rate	2015	2014	2013	2012	2011
Close	2.27%	2.17%	3.04%	1.78%	1.89%
Average	2.14%	2.54%	2.35%	1.80%	2.78%

Unrealized gains on fixed maturity investments fluctuate with changes in the prevailing interest rates.  When interest rates rise, market values of fixed maturity investments generally decrease.  The Company has also recorded in other comprehensive income a decrease in gross unrealized gains of $427 million and an increase in gross unrealized losses of $258 million during the year ended December 31, 2015.  This resulted in a decrease to accumulated other comprehensive income (loss), net of policyholder related amounts, and deferred taxes. In addition, unrealized investment gains (losses), net, recognized in net income had a favorable change of $18 million, or 41%, to $62 million in 2015 when compared to 2014.

The Company employs hedging strategies for the purpose of managing the interest rate, foreign currency exchange rate, and equity market risks impacting the Company’s business.  For some derivative instruments, hedge accounting is not elected; therefore all gains or losses from these transactions are recorded in the consolidated statement of income.  As a result, fluctuations in interest rates, foreign currencies, or equity markets may cause the Company to experience volatility in net income.  For the year ended December 31, 2015, the Company recorded realized gains on forward settling to be announced (“TBA”) securities of $5 million, compared to gains of $94 million in 2014. For the year ended December 31, 2015, the Company recorded gains in net investment income on cross-currency swaps of $70 million, compared to gains of $25 million in 2014.

7.2  Summary of Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to adopt accounting policies to enable them to make a significant variety of accounting and actuarial estimates and assumptions.  These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends, and other information that is reasonable given the facts and circumstances for the Company. These critical estimates and assumptions affect, among other things, the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses.  Actual results can differ from the amounts previously estimated, which were based on information available at the time the estimates were made.

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

Valuation of investments

The Company’s investments are in fixed maturity investments, mortgage loans on real estate, policy loans, and limited partnership interests and other investments. The Company’s investments are exposed to three primary sources of risk: credit, interest rate, and market valuation. The financial statement risks, stemming from such investment risks, are those associated with the determination of fair values.

The fair values for fixed maturity investments are generally based upon market prices from independent pricing services.  In cases where market prices are not readily available, fair values are estimated by the Company. To determine estimated fair value for these instruments, the Company generally utilizes discounted cash flow models with market observable pricing inputs such as spreads, average life, and credit quality. Fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts of the Company’s financial instruments.

Impairment of investments

The Company evaluates its available-for-sale general account investments on a quarterly basis to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. Assumptions and estimates about the issuer’s operations and ability to generate future cash flows are inherent in management’s evaluation of investments for other-than-temporary impairments (“OTTI”).  The assessment of whether an OTTI has occurred on securities where management does not intend to sell the investment and it is not more likely than not the Company will be required to sell the investment before recovery of its amortized cost basis, is based upon management’s case-by-case evaluation of the underlying reasons for the decline in fair value of each individual security.  Management considers a wide range of factors regarding the security issuer and uses its best judgment in evaluating the cause of the decline in its estimated fair value and in assessing the prospects for near-term recovery.  While all available information is taken into account, it is difficult to predict the ultimate recoverable amount from a distressed or impaired security.  The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings.  The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, the effects of changes in interest rates or credit spreads, and the recovery period.

If an OTTI has occurred, the impairment amount is bifurcated into two components: the amount related to the credit loss and the amount attributed to other factors (referred to as the non-credit portion).  The calculation of expected cash flows utilized during the impairment evaluation and bifurcation process is determined using judgment and the best information available to the Company including default rates, credit ratings, collateral characteristics, and current levels of subordination.

The determination of the calculation and the adequacy of the commercial mortgage provision allowance and mortgage impairments (when management deems it probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement) involve judgments that incorporate qualitative and quantitative Company and industry mortgage performance data.  Management’s periodic evaluation and assessment of the adequacy of the mortgage provision allowance and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the fair value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience, and other relevant factors.

Valuation of derivatives and related hedge accounting

The fair value of derivatives is determined by quoted market prices or through the use of pricing models.  The determination of fair value, when quoted market values are not available, is based on valuation methodologies and assumptions deemed appropriate under the circumstances.  Values can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, market volatility, and liquidity.

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

Valuation of DAC and related amortization

DAC represents policy acquisition costs consisting primarily of commissions, agency and policy issue expenses that have been capitalized and are subject to amortization, and interest. Capitalized costs are incremental, direct costs of contract acquisition related directly to successful acquisition activities. Indirect or unsuccessful acquisition costs are expensed as incurred. DAC is amortized over the expected lives of the related contracts based upon the level and timing of either gross profits or gross premiums, depending upon the type of contract as discussed below. The recovery of DAC is dependent upon the future profitability of the related business. Recoverability testing is performed for current issue year products to determine if gross revenues less expenses are sufficient to cover DAC on these new sales. At least annually, loss recognition testing is also performed on aggregated blocks of existing business to determine if gross revenues less expenses are sufficient to cover the existing DAC balance.

DAC associated with traditional life insurance products is amortized over the premium-paying period in proportion to the present value of estimated premium revenues. Assumptions are locked in for traditional products.

DAC associated with universal-life type, annuity, and investment-type products is amortized over the life of the contracts in proportion to the emergence of estimated gross profits. At each valuation date, estimated gross profits are updated with actual gross profits, and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance (“unlocking”). If the update of assumptions causes estimated gross profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes estimated gross profits to decrease.

DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in accumulated other comprehensive income (loss) in the stockholder’s equity section in its consolidated balance sheets.

Valuation of policy benefit liabilities

The Company establishes liabilities for amounts payable under insurance policies and annuity contracts that are dependent on actuarial assumptions.  Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, policy lapse, renewal, retirement, investment returns, inflation, expenses, and other contingent events as appropriate to the respective product type.  These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable.  Utilizing these assumptions, liabilities are established on a block of business basis.  If experience is less favorable than the assumptions employed, additional liabilities may be required, resulting in a charge to current period earnings.

Generally, reserves for traditional life insurance contracts (term, whole life, and group life) represent amounts payable over an extended period of time and the related liabilities are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected premiums. Such liabilities are established based upon estimates of future experience, including a provision for adverse deviation.

The Company calculates additional liabilities for certain variable annuity guaranteed death benefits. The additional reserve for such products recognizes the portion of contract assessments received to compensate the Company for death benefits. Reserves for annuity GMDB are determined by estimating the present value of expected benefits in excess of the projected account balance. Expected experience is based on a range of inputs and scenarios. The assumptions of investment performance and volatility are consistent with the historical experience of the appropriate underlying equity index, such as the Standard & Poor’s (“S&P”) 500 Index.

The Company also offers GLWB through a variable annuity or a contingent deferred annuity. The GLWB is deemed to be an embedded derivative. The GLWB is recorded at fair value within future policy benefits on the consolidated balance sheets. Changes in fair value of GLWB are recorded in net investment income in the consolidated statements of income.

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

Year ended December 31, 2015, compared with the year ended December 31, 2014

The following is a summary of the contributions of each segment to the net income and a reconciliation of net income to operating income:

	Year Ended December 31,		Increase	Percentage
Income statement data (In millions)	2015	2014	(decrease)	change
Net income
Individual Markets segment	$123	$140	$(17)	(12)%
Empower Retirement segment	83	209	(126)	(60)%
Other segment	(16)	(32)	16	50%
Total net income	190	317	(127)	(40)%
Adjustments to net income
Unrealized investment gains (losses), net	62	44	18	41%
Realized investment gains (losses), net	84	147	(63)	(43)%
Pro-rata tax (expense) benefit (1)	(51)	(67)	16	24%
Operating income	$95	$193	$(98)	(51)%
(1) Calculated utilizing estimated tax rate of 35%.

Unrealized investment gains (losses), net, recognized in income had a favorable change of $18 million, or 41%, to $62 million. The primary driver was a $28 million favorable change from derivatives, partially offset by a $10 million unfavorable change from bonds.

Realized investment gains (losses), net, had an unfavorable change of $63 million, or 43%, to $84 million. The primary driver was a $90 million unfavorable change from forward settling TBA security transactions and $8 million from bonds, partially offset by a favorable change of $35 million from mortgages and other investments.

Pro-rata tax expense decreased by $16 million, or 24%, to $51 million resulting from an unfavorable change in total unrealized and realized investment gains (losses).

Year ended December 31, 2014, compared with the year ended December 31, 2013

The following is a summary of the contributions of each segment to the net income and a reconciliation of net income to operating income:

	Year Ended December 31,		Increase	Percentage
Income statement data (In millions)	2014	2013	(decrease)	change
Net income
Individual Markets segment	$140	$65	$75	115%
Empower Retirement segment	209	75	134	179%
Other segment	(32)	(11)	(21)	(191)%
Total net income	317	129	188	146%
Adjustments to net income
Unrealized investment gains (losses), net	44	(57)	101	177%
Realized investment gains (losses), net	147	(14)	161	1,150%
Pro-rata tax (expense) benefit (1)	(67)	25	(92)	(368)%
Operating income	$193	$175	$18	10%
(1) Calculated utilizing estimated tax rate of 35%.

Unrealized investment gains (losses), net, recognized in income had a favorable change of $101 million from a loss of $57 million to a gain of $44 million. The primary driver was an $89 million favorable change from derivatives and a $10 million favorable change from bonds.

Realized investment gains (losses), net, had a favorable change of $161 million from a loss of $14 million to a gain of $147 million. The primary driver was a $152 million favorable change from forward settling TBA security transactions and $17 million from bonds, partially offset by an unfavorable change of $7 million from mortgages and other investments.

Pro-rata tax (expense) benefit increased by $92 million from a tax benefit of $25 million to a tax expense of $67 million resulting from a favorable change in total unrealized and realized investment gains (losses).

Company Results of Operations

Year ended December 31, 2015, compared with the year ended December 31, 2014

The following is a summary of certain financial data of the Company:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2015	2014	(decrease)	change
Premium income	$446	$446	$—	—%
Fee income	945	729	216	30%
Other revenue	14	8	6	75%
Investment income	1,191	1,184	7	1%
Total operating revenues	2,596	2,367	229	10%
Policyholder benefits	1,235	1,222	13	1%
Operating expenses	1,218	863	355	41%
Total benefits and expenses	2,453	2,085	368	18%
Operating income before income taxes	143	282	(139)	(49)%
Income tax expense	48	89	(41)	(46)%
Operating income	$95	$193	$(98)	(51)%

The Company’s consolidated operating income decreased by $98 million, or 51%, to $95 million.  The decrease was primarily due to higher operating expenses partially offset by higher fee income.

Premium income remained constant for the year ended December 31, 2015, when compared to 2014.

Fee income increased by $216 million, or 30%, to $945 million, primarily due to the Company’s Empower Retirement segment which had an increase of $224 million.  The increase was primarily related to $129 million higher fees earned by RPS for the year ended December 31, 2015, compared to 2014. Additionally, the Company had an increase in asset-based variable fee income resulting from increased average asset levels driven by sales growth and higher average equity market levels. The equity market performance was evidenced by the 7% increase in the average S&P 500 index during the year ended December 31, 2015, as compared to 2014.

Other revenue increased by $6 million, or 75%, to $14 million. The increase was related to higher reimbursement received from Putnam for tax sharing indemnification related to state and local tax liabilities.

Investment income increased by $7 million, or 1%, to $1,191 million.  This was due to higher investment income earned on bonds, mortgages, and policy loans as a result of higher invested assets balances partially offset by lower yields.

Policyholder benefits increased by $13 million, or 1%, to $1,235 million, primarily due to the Company’s Individual Markets segment which had an increase of $29 million primarily driven by higher interest credited or paid to contractholders as a result of increased average liabilities partially offset by a lower crediting rate. This increase was partially offset by a decrease of $12 million in the Company’s Other segment.

Operating expenses increased by $355 million, or 41%, to $1,218 million, primarily due to the Company’s Empower Retirement segment which had an increase of $346 million. The increase was primarily attributable to a $124 million increase from RPS as well as the impact of the acquisition of the defined contribution business from Putnam. During 2014, the Putnam defined contribution business incurred $39 million in operating expenses. The Company had an increase in expenses of $29 million related to business integration in 2015 compared to 2014. Empower Retirement is investing in significant strategic and business development initiatives as part of its integration plan. Enhancements are being made, which will improve the client-facing experience as well as streamline back-office processing over the next several years. The increase in expense of business integration was partially offset by a decrease of $18 million to the contingent consideration related to the RPS acquisition to reflect current expectations of client retention. The remaining increase in operating expenses was due to business growth.

Income tax decreased by $41 million, or 46%, to $48 million, primarily due to the decrease in operating income before income taxes.

Year ended December 31, 2014, compared with the year ended December 31, 2013

The following is a summary of certain financial data of the Company:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2014	2013	(decrease)	change
Premium income	$446	$464	$(18)	(4)%
Fee income	729	619	110	18%
Other revenue	8	7	1	14%
Investment income	1,184	1,148	36	3%
Total operating revenues	2,367	2,238	129	6%
Policyholder benefits	1,222	1,232	(10)	(1)%
Operating expenses	863	747	116	16%
Total benefits and expenses	2,085	1,979	106	5%
Operating income before income taxes	282	259	23	9%
Income tax expense	89	84	5	6%
Operating income	$193	$175	$18	10%

The Company’s consolidated operating income increased by $18 million, or 10%, to $193 million.  The improvement in earnings was due to increased investment income. Offsetting the increase was lower premium income partially offset by lower policyholder benefits and higher operating expenses partially offset by higher fee income.

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

Fee income and other revenue increased by $111 million, or 18%, to $737 million.  The increase was primarily related to an increase of $60 million, or 16%, in asset-based variable fee income resulting from increased average asset levels driven by sales growth and higher average equity market levels. The equity market performance was evidenced by a 17% increase in the average S&P 500 index during the year ended December 31, 2014, as compared to 2013. In addition, RPS earned $54 million in fees since its acquisition by the Company.

Investment income increased by $36 million, or 3%, to $1,184 million.  This was due to higher investment income earned on bonds, mortgages, and policy loans as a result of higher invested assets balances partially offset by lower yields.

Policyholder benefits decreased by $10 million, or 1%, to $1,222 million, primarily driven by the $47 million incurred in 2013 in conjunction with the termination of the reinsurance agreement with CLAC, partially offset by higher interest credited or paid to contractholders as a result of increased average liabilities and an increase in crediting rate on the Company’s SPUL product. The Company also experienced higher death claims offset by lower annuity payments and accident and disability claims.

Operating expenses increased by $116 million, or 16%, to $863 million, as a result of higher commissions and incentive compensation resulting from increased sales and average asset levels and RPS related operating, acquisition, and integration costs.

Income tax increased by $5 million, or 6%, to $89 million, primarily due to the increase in operating income before income taxes.

7.4  Individual Markets Segment Results of Operations

Year ended December 31, 2015, compared with the year ended December 31, 2014

The following is a summary of certain financial data of the Individual Markets segment:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2015	2014	(decrease)	change
Premium income	$361	$360	$1	—%
Fee income	88	96	(8)	(8)%
Investment income	757	729	28	4%
Total operating revenues	1,206	1,185	21	2%
Policyholder benefits	932	903	29	3%
Operating expenses	159	137	22	16%
Total benefits and expenses	1,091	1,040	51	5%
Operating income before income taxes	115	145	(30)	(21)%
Income tax expense	40	47	(7)	(15)%
Operating income	$75	$98	$(23)	(23)%

Operating income for the Individual Markets segment decreased by $23 million, or 23%, to $75 million.  The decrease in earnings was primarily due to an increase in policyholder benefits and operating expenses partially offset by an increase in investment income.

Premium income remained constant for the year ended December 31, 2015, when compared to 2014.

Fee income decreased by $8 million, or 8%, to $88 million.  The decrease was primarily related to lower individual annuity fees.

Investment income increased by $28 million, or 4%, to $757 million.  This was due to higher investment income earned on bonds, mortgages, and policy loans as a result of higher invested assets balances partially offset by lower yields.

Policyholder benefits increased by $29 million, or 3%, to $932 million primarily driven by higher interest credited or paid to contractholders as a result of increased average liabilities partially offset by a lower crediting rate.

Operating expenses increased by $22 million, or 16%, to $159 million. The increase was primarily due to higher DAC amortization resulting from prospective assumption changes which occurred in 2014 and did not reoccur in 2015, partially offset by an unfavorable change in realized investment gains (losses), net. Partially offsetting this increase was a decrease in the allocation of shared services expense to the Individual Markets segment as the allocation of expenses increased to the Empower Retirement segment.

Income tax expense decreased by $7 million, or 15%, to $40 million, primarily due to the decrease in operating income before income taxes.

Year ended December 31, 2014, compared with the year ended December 31, 2013

The following is a summary of certain financial data of the Individual Markets segment:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2014	2013	(decrease)	change
Premium income	$360	$354	$6	2%
Fee income	96	94	2	2%
Other revenue	—	7	(7)	(100)%
Investment income	729	711	18	3%
Total operating revenues	1,185	1,166	19	2%
Policyholder benefits	903	921	(18)	(2)%
Operating expenses	137	142	(5)	(4)%
Total benefits and expenses	1,040	1,063	(23)	(2)%
Operating income before income taxes	145	103	42	41%
Income tax expense	47	37	10	27%
Operating income	$98	$66	$32	48%

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

Other revenue decreased by $7 million as a result of the termination of the reinsurance agreement with CLAC in 2013.

Investment income increased by $18 million, or 3%, to $729 million.  This was due to higher investment income earned on bonds, mortgages, and policy loans as a result of higher invested assets balances partially offset by lower yields.

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

Operating expenses decreased by $5 million, or 4%, to $137 million, primarily related to lower DAC amortization as a result of prospective assumption changes in the current year. Partially offsetting this decrease was an increase in expense related to higher incentive compensation due to an increase in sales and higher general and administrative expense as a result of overall segment growth.

Income tax expense increased by $10 million, or 27%, to $47 million, primarily due to the increase in operating income before income taxes.

7.5  Empower Retirement Segment Results of Operations

Year ended December 31, 2015, compared with the year ended December 31, 2014

The following is a summary of certain financial data of the Empower Retirement segment:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2015	2014	(decrease)	change
Premium income	$1	$1	$—	—%
Fee income	853	629	224	36%
Other revenue	14	8	6	75%
Investment income	380	401	(21)	(5)%
Total operating revenues	1,248	1,039	209	20%
Policyholder benefits	202	206	(4)	(2)%
Operating expenses	993	647	346	53%
Total benefits and expenses	1,195	853	342	40%
Operating income before income taxes	53	186	(133)	(72)%
Income tax expense	17	59	(42)	(71)%
Operating income	$36	$127	$(91)	(72)%

Operating income for the Empower Retirement segment decreased by $91 million, or 72%, to $36 million.  The decrease was due to higher operating expense partially offset by higher fee income.

Fee income increased by $224 million, or 36%, to $853 million.  The increase was primarily related to $129 million higher fees earned by RPS for the year ended December 31, 2015, compared to 2014. Additionally, the Company had an increase in asset-based variable fee income resulting from increased average asset levels driven by sales growth and higher average equity market levels. The equity market performance was evidenced by the 7% increase in the average S&P 500 index during the year ended December 31, 2015, as compared to 2014.

Other revenue increased by $6 million, or 75%, to $14 million. The increase was related to higher reimbursement received from Putnam for tax sharing indemnification related to state and local tax liabilities.

Investment income decreased by $21 million, or 5%, to $380 million.  This was due to lower investment income earned on bonds, mortgages, and policy loans as a result of lower yields partially offset by higher invested assets balances.

Policyholder benefits decreased by $4 million, or 2%, to $202 million for the year ended December 31, 2015, when compared to 2014.

Operating expenses increased by $346 million, or 53%, to $993 million for the year ended December 31, 2015, when compared to the same period in 2014. The increase was primarily attributable to a $124 million increase from RPS as well as the impact of the acquisition of the defined contribution business from Putnam. During the year ended December 31, 2014, the Putnam defined contribution business incurred $39 million in operating expenses. The Company incurred costs of $43 million related to business integration in 2015. The Company had an increase in expenses of $29 million related to this business integration in 2015 compared to 2014. Empower Retirement is investing in significant strategic and business development initiatives as part of its integration plan. Enhancements are being made, which will improve the client-facing experience as well as streamline back-office processing over the next several years. The increase in expense of business integration was partially offset by a decrease of $18 million to the contingent consideration related to the RPS acquisition to reflect current expectations of client retention. The remaining increase in operating expenses was due to business growth.

Income tax expense decreased by $42 million, or 71%, to $17 million. The decrease was primarily due to a decrease in operating income before income taxes.

Year ended December 31, 2014, compared with the year ended December 31, 2013

The following is a summary of certain financial data of the Empower Retirement segment:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2014	2013	(decrease)	change
Premium income	$1	$4	$(3)	(75)%
Fee income	629	520	109	21%
Other revenue	8	—	8	100%
Investment income	401	386	15	4%
Total operating revenues	1,039	910	129	14%
Policyholder benefits	206	196	10	5%
Operating expenses	647	538	109	20%
Total benefits and expenses	853	734	119	16%
Operating income before income taxes	186	176	10	6%
Income tax expense	59	56	3	5%
Operating income	$127	$120	$7	6%

Operating income for the Empower Retirement segment increased by $7 million, or 6%, to $127 million.  The increase was due to higher investment income and higher fee income offset by higher operating expenses.

Fee income and other revenue increased by $117 million, or 23%, to $637 million.  The increase was primarily related to an increase of $60 million, or 16%, in asset-based variable fee income resulting from increased average asset levels driven by sales growth and higher average equity market levels. The equity market performance was evidenced by a 17% increase in the average S&P 500 index. In addition, RPS earned $54 million in fees since its acquisition by the Company.

Investment income increased by $15 million, or 4%, to $401 million.  This was due to higher investment income earned on bonds, mortgages, and policy loans as a result of higher invested assets balances partially offset by lower yields.

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

7.6 Other Segment Results of Operations

Year ended December 31, 2015, compared with the year ended December 31, 2014

The following is a summary of certain financial data of the Company’s Other segment:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2015	2014	(decrease)	change
Premium income	$84	$85	$(1)	(1)%
Fee income	4	4	—	—%
Investment income	54	54	—	—%
Total operating revenues	142	143	(1)	(1)%
Policyholder benefits	101	113	(12)	(11)%
Operating expenses	66	79	(13)	(16)%
Total benefits and expenses	167	192	(25)	(13)%
Operating loss before income taxes	(25)	(49)	24	49%
Income tax benefit	(9)	(17)	8	47%
Operating loss	$(16)	$(32)	$16	50%

Operating loss for the Company’s Other segment decreased by $16 million from a loss of $32 million to a loss of $16 million.  The decrease in loss was primarily due to a decrease in operating expenses and policyholder benefits.

Year ended December 31, 2014, compared with the year ended December 31, 2013

The following is a summary of certain financial data of the Company’s Other segment:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2014	2013	(decrease)	change
Premium income	$85	$107	$(22)	(21)%
Fee income	4	4	—	—%
Investment income	54	51	3	6%
Total operating revenues	143	162	(19)	(12)%
Policyholder benefits	113	115	(2)	(2)%
Operating expenses	79	67	12	18%
Total benefits and expenses	192	182	10	5%
Operating loss before income taxes	(49)	(20)	(29)	(145)%
Income tax (benefit) expense	(17)	(9)	(8)	(89)%
Operating loss	$(32)	$(11)	$(21)	(191)%

Operating loss for the Company’s Other segment increased by $21 million from a loss of $11 million to a loss of $32 million.  The increase in loss was primarily due to a decrease in premiums in addition to an increase in operating expenses.

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

The following table presents the percentage distribution of the carrying values of the Company’s general account investment portfolio.

	December 31,
(In millions)	2015		2014
Fixed maturities, available-for-sale	$20,532	71.3%	$20,162	71.1%
Fixed maturities, held-for-trading	616	2.1%	339	1.2%
Mortgage loans on real estate	3,248	11.3%	3,364	11.9%
Policy loans	4,093	14.2%	4,130	14.6%
Short-term investments	266	0.9%	263	0.9%
Limited partnership and other corporation interests	41	0.1%	49	0.2%
Other investments	15	0.1%	16	0.1%
Total investments	$28,811	100.0%	$28,323	100.0%

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

The percentage distribution of the estimated fair value of the Company ’s fixed maturity portfolio by the Company’s internal credit rating is summarized as follows:

	December 31,
Credit Rating	2015	2014
AAA	27.8%	28.2%
AA	14.8%	15.3%
A	29.5%	28.2%
BBB	26.9%	27.5%
BB and below (Non-investment grade)	1.0%	0.8%
Total	100.0%	100.0%

The percentage distribution of the estimated fair value of the corporate sector fixed maturity portfolio, calculated as a percentage of fixed maturities, is summarized as follows:

	December 31,
Sector	2015	2014
Utility	17.6%	18.3%
Finance	10.2%	10.0%
Consumer	9.3%	9.8%
Natural resources	6.5%	5.9%
Transportation	3.2%	3.2%
Other	13.0%	11.3%

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

Derivatives

The Company uses certain derivatives, such as futures, swaps, and interest rate swaptions, for purposes of managing the interest rate, foreign currency exchange rate, and equity market risks impacting the Company’s business.  These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, since used for hedging purposes, these instruments are intended to reduce risk.  For derivative instruments where hedge accounting is not elected, changes in interest rates, foreign currencies, or equity markets may generate derivative gains or losses which may cause the Company to experience volatility in net income.  The Company also uses forward settling TBA securities to gain exposure to the investment risk and return of agency mortgage-backed securities (pass-throughs).  These transactions enhance the return on the Company’s investment portfolio and provide a more liquid and cost effective method of achieving these goals than purchasing or selling individual agency mortgage-backed pools.  The Company controls the credit risk of its over-the-counter derivative contracts through credit approvals, limits, monitoring procedures, and in most cases, requiring collateral.  Risk of loss is generally limited to the portion of the fair value of derivative instruments that exceeds the value of the collateral held and not to the notional or contractual amounts of the derivatives.

Investment Yield

Net investment income includes interest income, dividends, the amortization of premiums, discounts and origination fees, and unrealized gains (losses) on held-for-trading fixed maturity investments. Additionally, it includes changes in the fair value of derivatives not qualifying for hedge accounting or where hedge accounting is not elected and the over effective portion of cash flow hedges.

To analyze investment performance, the Company excludes net investment income related to derivative instruments and interest on funds withheld balances under reinsurance agreements in order to assess underlying profitability and results from ongoing operations.  Net investment income performance is summarized as follows:

(In millions)	Year Ended December 31,
	2015	2014	2013
Net investment income	$1,254	$1,228	$1,091
Less:
Net investment income from derivative instruments	79	39	(45)
Net interest on funds withheld balances under reinsurance agreements, related party	22	21	21
Net investment income excluding derivative instruments and interest on funds withheld balances	1,153	1,168	1,115
Average invested assets, at amortized cost	27,683	26,641	25,240
Yield on average invested assets	4.17%	4.38%	4.42%

The yield on average invested assets decreased in 2015 when compared to 2014. The decline was primarily due to the Company earning lower earned rates on new investments as the U.S. Treasury curve shifted lower during the year in conjunction with charging lower interest rates on policy loans. In addition, the decline is caused by unrealized losses recognized in the income statement on investments classified as held-for-trading. The yield on average invested assets decreased in 2014 when compared to 2013 also primarily as a result of lower earned rates partially offset by unrealized gains recognized in the income statement on investments classified as held-for-trading.

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $301 million and $276 million as of December 31, 2015, and 2014, respectively.  In addition, 99% of the fixed maturity portfolio carried an investment grade rating at December 31, 2015, and 2014, which provides significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity.  Additionally, the Company anticipates that cash on hand and expected net cash generated by operating activities will exceed the forecasted needs of the business over the next 12 months.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $93 million and $99 million of commercial paper outstanding as of December 31, 2015, and 2014, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a revolving credit facility agreement with U.S. Bank, which expires on March 1, 2018, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility as of or during the year ended December 31, 2015.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

7.9  Off-Balance Sheet Arrangements

The Company makes commitments to fund partnership interests, mortgage loans on real estate, and other investments in the normal course of its business.  The amounts of these unfunded commitments at December 31, 2015, and 2014, were $51 million and $166 million, respectively.  The precise timing of the fulfillment of the commitment cannot be predicted; however, these amounts are due within one year of the dates indicated.  There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company participates in a securities lending program in which the Company lends securities that are held as part of its general account investment portfolio to third parties for the purpose of enhancing the total return on its investment portfolio.  The Company generally requires initial collateral in an amount greater than or equal to 102% of the fair value of domestic securities loaned and 105% of foreign securities loaned.  The Company received securities with a fair value of zero and $2 million as collateral at December 31, 2015, and 2014, respectively, which have not been recorded on the consolidated balance sheets as the company does not have effective control.

The Company, as lessee, has entered into various lease and sublease agreements primarily for the rental of office space.

The Company maintains a corporate credit facility agreement in the amount of $50 million for general corporate purposes.  The Company had no borrowings under the credit facility either at or during the years ended December 31, 2015, or 2014.

GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under a reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,177 million and renews annually until it expires on July 3, 2027.  The second letter of credit is for $70 million and renews annually until it expires on December 31, 2017.

In addition, the Company has other letters of credit with a total amount of $9 million, renewable annually for an indefinite period of time.

7.10         Contractual Obligations

The following table summarizes the Company’s major contractual obligations at December 31, 2015:

	Payment due by period
	Less than	One to	Three to	More than
(in thousands)	one year	three years	five years	five years	Total
Future policy benefits (1)	$2,352,229	$4,883,986	$4,211,762	$47,891,563	$59,339,540
Policy and contract claims (2)	180,341	39,911	31,261	121,399	372,912
Policyholders’ funds (3)	299,577	—	—	—	299,577
Provision for policyholder dividends (4)	55,481	—	—	—	55,481
Undistributed earnings on participating business (5)	—	—	—	17,024	17,024
Related party long-term debt - principal (6)	—	—	—	528,400	528,400
Related party long-term debt - interest (7)	37,031	74,062	74,062	789,976	975,131
Commercial paper (8)	93,371	—	—	—	93,371
Investment purchase obligations (9)	50,692	—	—	—	50,692
Operating leases (10)	12,681	22,415	17,066	4,510	56,672
Other liabilities (11)	103,874	50,675	38,673	27,641	220,863
Total	$3,185,277	$5,071,049	$4,372,824	$49,380,513	$62,009,663

(1),(2)  Future policy benefits, and policy and contract claims - The Company has estimated payments to be made to policy and contract holders for future policy benefits.  Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities, including periodic payments of a term certain nature.  However, a significant portion of policy benefits and claims to be paid do not have stated contractual maturity dates and ultimately may not result in any payment obligation.

Estimated future policyholder obligations have been developed in accordance with industry accepted actuarial standards based upon the estimated timing of cash flows related to the policies or contracts, the Company’s historical experience and its expectation of future payment patterns.  Management has incorporated significant assumptions in developing these estimates, many of which are outside of the Company’s control and include assumptions relating to mortality, morbidity, policy renewals and terminations, retirement, inflation, disability recovery rates, investment returns, future interest credited rate levels, policy loans, future premium receipts on current policies in-force, and other contingent events as may be appropriate to the respective product type.  Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.

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

(3)  Policyholders’ funds - Policyholders’ funds consist primarily of future policy benefits associated with policyholder deposits, participating policy dividends left on deposit, and provisions for experience rating refunds.  Because the timing of the payment of some of these obligations is unknown and beyond the control of the Company, the obligations related to these liabilities are presented in the table above in the less than one year category in the amounts of the liabilities presented in the Company’s consolidated balance sheet.

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

(7)  Related party long-term debt interest - One long-term surplus note bears interest at a fixed rate through maturity.  The second surplus note bears interest initially at a fixed rate that will change in 2016 based upon the then current three-month London Interbank Offering Rate.  The interest payments shown in this table are calculated based upon the contractual rates in effect on December 31, 2015, and do not consider the impact of future interest rate changes.

(8)  Commercial paper - The Company’s obligations under its commercial paper program are short-term in nature.  The amount presented represents the amount due upon maturity of the instrument.  The obligation related to this liability is presented in the table above in the less than one year category as presented in the Company’s consolidated balance sheet.

(9)  Investment purchase obligations - The Company makes commitments to fund partnership interests, mortgage loans on real estate, and other investments in the normal course of its business.  As the timing of the fulfillment of the commitment to fund partnership interests cannot be predicted, such obligations are presented in the less than one year category.  The timing of the funding of mortgage loans on real estate is based on the expiration date of the commitment.

(10)  Operating leases - The Company is obligated to make payments under various non-cancelable operating leases, primarily for office space.  Contractual provisions exist that could increase the lease obligations presented, including operating expense escalation clauses.  Management does not consider the impact of any such clauses to be material to the Company’s operating lease obligations. The Company’s total future operating lease obligation will be reduced by minimum reimbursement of $8,640 due in the future under non-cancelable agreements.

From time to time, the Company enters into agreements or contracts, including capital leases, to purchase goods or services in the normal course of its business.  However, these agreements and contracts are not material and are excluded from the table above.

(11)   Other liabilities - Other liabilities include those other liabilities which represent contractual obligations not included elsewhere in the table above.  If the timing of the payment of any other liabilities was sufficiently uncertain, the amounts were included in the less than one year category.  Other liabilities presented in the table above include:

•Liabilities under reinsurance arrangements
•Liabilities related to securities purchased but not yet settled
•Liabilities related to derivative obligations
•Statutory state escheat liabilities

•	Expected contributions to the Company’s defined benefit pension plan, and benefit payments for the post-retirement medical plan and supplemental executive retirement plan through 2021
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

Market risk

The Company’s exposure to interest rate changes results from its significant holdings of fixed maturity investments, mortgage loans on real estate, and interest rate sensitive liabilities.  The fixed maturity investments primarily consist of direct obligations of the U.S. government and its agencies, direct obligations of U.S. states and their subdivisions, corporate debt securities, and asset-backed and mortgage-backed securities.  All of these investments are exposed to changes in interest rates.  Interest rate sensitive product liabilities, primarily those liabilities associated with universal life insurance contracts and annuity contracts, have the same type of interest rate risk exposure as fixed maturity securities and mortgage loans on real estate.

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

The Company has strict operating policies which prohibit the use of derivative instruments for speculative purposes, permit derivative transactions only with approved counterparties, specify limits on concentration of risk, and provide requirements of reporting and monitoring systems. The Company supports a hedging strategy program that consists of the use of various derivative instruments including futures, interest rate swaps, and options such as interest rate swaptions.  Derivative strategies include the following:

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

The Company has estimated the possible effects of interest rate changes at December 31, 2015.  If interest rates increased by 100 basis points (1.00%), the December 31, 2015 fair value of the fixed income assets in the general account would decrease by approximately $1.6 billion.  This calculation uses projected asset cash flows, discounted back to December 31, 2015.  The cash flow projections are shown in the table below.  The table below shows cash flows rather than expected maturity dates because many of the Company’s assets have substantial expected principal payments prior to the final maturity date.  The fair value shown in the table below was calculated using spot discount interest rates that varied by the year in which the cash flows are expected to be received.  The spot rates in the benchmark calculation range from 0.651% to 4.730%.

Projected cash flows by calendar years (In millions)	Benchmark	Interest rate increase one percent
2016	$2,754	$2,701
2017	2,335	2,305
2018	2,518	2,494
2019	2,525	2,506
2020	2,110	2,079
Thereafter	19,605	19,979
Undiscounted total	$31,847	$32,064

Fair value	$25,149	$23,585

The Company administers separate account variable annuities and provides other investment and retirement services where fee income is earned based upon a percentage of account balances.  Fluctuations in fund asset levels occur as a result of both changes in cash flow and general market conditions.  There is a market risk of lower fee income if equity markets decline.  If equity markets were to decline by 10% from benchmark levels at December 31, 2015, the Company’s associated net fee income after payment of subadvisor fees in 2015 would decline by approximately $18 million.

The Company’s surplus assets include equity investments, primarily partnership interests.  There is a market risk of lower asset values if equity markets decline.  If equity markets were to decline by 10%, the Company would have an additional unrealized loss of approximately $3.8 million on equity investments.  This unrealized loss would not impact net income but would reduce stockholder’s equity.

The Company has sold variable annuities with various forms of GMDB and GLWB. The Company is required to hold future policy benefit liabilities for these guaranteed benefits.  If equity markets were to decline by 10%, the liability for GMDB and GLWB would increase by approximately $11.2 million. The Company’s dynamic hedging program for the GLWB product would be expected to offset $10.5 million of the $11.2 million change in the benefit liability related to capital markets.  Therefore the net impact to variable annuities with various forms of guarantees for an 10% decline in the equity markets is estimated to be $0.7 million.

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

Credit risk

Credit risk is the risk the Company assumes if its debtors, customers, reinsurers, or other counterparties and intermediaries may be unable or unwilling to pay their contractual obligations when they come due and may manifest itself through the downgrading of credit ratings of counterparties.  It is the Company’s policy to acquire only investment grade assets to enable it to provide for future policy obligations and to minimize undue concentrations of assets in any single geographic area, industry, or entity.  To minimize this risk, management regularly reviews the credit ratings of the entities in which the Company invests.  These credit ratings are obtained from recognized external credit rating agencies and/or by internal credit review.

Operational and corporate risk

The Company manages and mitigates internal operational risk through integrated and complementary policies, procedures, processes, and practices.  Human Resources hiring practices, performance evaluations and promotion, and compensation practices are designed to attract, retain and develop the skilled personnel required.  A comprehensive job evaluation process is in place and training and development programs are supported.  Each business area provides training designed for its specific needs and has developed internal controls for significant processes.  Processes and controls are monitored and redefined by the business areas and subject to review by the Company’s internal audit staff.  The Company applies a robust project management discipline to all significant initiatives.

Appropriate security measures protect premises and information.  The Company has emergency procedures in place for short-term incidents and is committed to maintaining business continuity and disaster recovery plans at every business location for the recovery of critical functions in the event of a disaster, including offsite data backup and work facilities.  The Company maintains various corporate insurance coverages such as property, general liability, excess liability, automobile liability, workers’ compensation, financial institution bonds, other regulatory bonds, and professional liability insurance to protect its owned property assets and to insure against certain third-party liabilities.

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

In the course of its business activities, the Company may be exposed to the risk that some actions may lead to damaging its reputation and hence damage its future business prospects.  These actions may include unauthorized activities of employees or others associated with the Company, inadvertent actions of the Company that become publicized and damage its reputation, regular or past business activities of the Company that become the subject of regulatory or media scrutiny or litigation and, due to a change of public perception, cause damage to the Company.  To manage or mitigate this risk, the Company has ongoing controls to limit the unauthorized activities of people associated with it.  The Company has adopted a Code of Business Conduct and Ethics which sets out the standards of business conduct to be followed by all of its directors, officers, and employees.

Item 8.                                 Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of
Great-West Life & Annuity Insurance Company
Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheets of Great-West Life & Annuity Insurance Company and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements, Notes and Schedules. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great-West Life & Annuity Insurance Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
February 29, 2016

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Balance Sheets
December 31, 2015, and 2014
(In Thousands, Except Share Amounts)

	December 31,
	2015	2014
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $20,007,462 and $18,953,144)	$20,531,627	$20,162,078
Fixed maturities, held-for-trading, at fair value (amortized cost of $612,899 and $331,081)	615,839	338,543
Mortgage loans on real estate (net of valuation allowances of $2,890 and $2,890)	3,247,704	3,363,570
Policy loans	4,092,661	4,130,062
Short-term investments (amortized cost of $267,026 and $263,501)	267,026	263,501
Limited partnership and other corporation interests	40,980	49,421
Other investments	15,189	16,068
Total investments	28,811,026	28,323,243
Other assets:
Cash	34,362	12,775
Reinsurance receivable	604,946	611,270
Deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”)	414,143	378,694
Investment income due and accrued	283,183	278,886
Collateral under securities lending agreements	—	13,741
Due from parent and affiliates	62,596	47,193
Goodwill	137,683	137,683
Other intangible assets	23,819	27,915
Other assets	874,918	773,651
Assets of discontinued operations	21,910	24,324
Separate account assets	26,631,193	27,718,844
Total assets	$57,899,779	$58,348,219

See notes to consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Balance Sheets
December 31, 2015, and 2014
(In Thousands, Except Share Amounts)

	December 31,
	2015	2014
Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$27,110,981	$25,968,411
Policy and contract claims	354,899	339,104
Policyholders’ funds	299,577	335,484
Provision for policyholders’ dividends	55,481	58,577
Undistributed earnings on participating business	17,024	20,050
Total policy benefit liabilities	27,837,962	26,721,626
General liabilities:
Due to parent and affiliates	540,310	547,266
Commercial paper	93,371	98,589
Payable under securities lending agreements	—	13,741
Deferred income tax liabilities, net	137,116	314,616
Other liabilities	755,651	771,700
Liabilities of discontinued operations	21,910	24,324
Separate account liabilities	26,631,193	27,718,844
Total liabilities	56,017,513	56,210,706
Commitments and contingencies (See Note 21)
Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,232,986 and 7,032,000 shares issued and outstanding	7,233	7,032
Additional paid-in capital	840,874	777,664
Accumulated other comprehensive income	233,438	603,018
Retained earnings	800,721	749,799
Total stockholder’s equity	1,882,266	2,137,513
Total liabilities and stockholder’s equity	$57,899,779	$58,348,219

See notes to consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Income
Years Ended December 31, 2015, 2014, and 2013
(In Thousands, Except Share Amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Premium income	$445,550	$446,395	$464,093
Fee income	944,526	729,179	618,244
Other revenue	13,563	7,506	7,355
Net investment income	1,254,430	1,228,388	1,091,389
Realized investment gains (losses), net:
Total other-than-temporary losses	(1,044)	(4,334)	(372)
Other-than-temporary (gains) losses transferred to other comprehensive income	(78)	—	(434)
Other realized investment gains (losses), net	84,832	151,705	(13,330)
Total realized investment gains (losses), net	83,710	147,371	(14,136)
Total revenues	2,741,779	2,558,839	2,166,945
Benefits and expenses:
Life and other policy benefits	636,855	643,420	650,584
(Decrease) increase in future policy benefits	(41,636)	(56,073)	5,575
Interest paid or credited to contractholders	583,319	575,400	505,698
Provision for policyholders’ share of (losses) earnings on participating business	(1,267)	(1,041)	3,976
Dividends to policyholders	57,356	60,739	66,258
Total benefits	1,234,627	1,222,445	1,232,091
General insurance expenses	1,078,996	780,991	650,347
Amortization of DAC and VOBA	100,589	44,845	59,645
Interest expense	38,588	37,286	37,329
Total benefits and expenses	2,452,800	2,085,567	1,979,412
Income before income taxes	288,979	473,272	187,533
Income tax expense	98,524	155,903	58,791
Net income	$190,455	$317,369	$128,742

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2015, 2014, and 2013
(In Thousands, Except Share Amounts)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Comprehensive Income
December 31, 2013 and 2012
(In Thousands, Except Share Amounts)

	Year Ended December 31,
	2015	2014	2013
Net income	$190,455	$317,369	$128,742
Components of other comprehensive income (loss)
Unrealized holding gains (losses), net, arising on available-for-sale fixed maturity investments	(643,880)	586,458	(718,735)
Unrealized holding gains (losses), net, arising on cash flow hedges	31,061	20,137	3,102
Reclassification adjustment for (gains) losses, net, realized in net income	(52,597)	(56,159)	(42,982)
Net unrealized gains (losses) related to investments	(665,416)	550,436	(758,615)
Future policy benefits, DAC and VOBA adjustments	65,245	(58,760)	190,995
Employee benefit plan adjustment	31,586	(95,886)	121,551
Other, net	96,831	(154,646)	312,546
Other comprehensive income (loss) before income taxes	(568,585)	395,790	(446,069)
Income tax expense (benefit) related to items of other comprehensive income	(199,005)	138,526	(156,124)
Other comprehensive income (loss) (1)	(369,580)	257,264	(289,945)
Total comprehensive income (loss)	$(179,125)	$574,633	$(161,203)

(1) Other comprehensive income (loss) includes the non-credit component of impaired losses on fixed maturities available-for-sale, net of future policy benefits, DAC and VOBA adjustments and income taxes, in the amounts of $(6,596), $177, and $18,388 for the years ended December 31, 2015, 2014, and 2013, respectively.

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Stockholder's Equity
Years Ended December 31, 2015, 2014, and 2013
(In Thousands, Except Share Amounts)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total
Balances, January 1, 2013	$7,032	$771,041	$635,699	$722,525	$2,136,297
Net income				128,742	128,742
Other comprehensive loss, net of income taxes			(289,945)		(289,945)
Dividends				(102,436)	(102,436)
Share-based compensation		2,578			2,578
Income tax benefit on share-based compensation		496			496
Balances, December 31, 2013	7,032	774,115	345,754	748,831	1,875,732
Net income				317,369	317,369
Other comprehensive income, net of income taxes			257,264		257,264
Dividends				(316,401)	(316,401)
Share-based compensation		3,384			3,384
Income tax benefit on share-based compensation		165			165
Balances, December 31, 2014	7,032	777,664	603,018	749,799	2,137,513
Net income				190,455	190,455
Other comprehensive loss, net of income taxes			(369,580)		(369,580)
Dividends				(139,533)	(139,533)
Common stock issuance	201	60,602			60,803
Share-based compensation		1,655			1,655
Income tax benefit on share-based compensation		953			953
Balances, December 31, 2015	$7,233	$840,874	$233,438	$800,721	$1,882,266

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2015, 2014, and 2013
(In Thousands, Except Share Amounts)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$190,455	$317,369	$128,742
Adjustments to reconcile net income to net cash provided by operating activities:
Losses allocated to participating policyholders	(1,267)	(1,041)	(804)
Amortization of premiums (accretion of discounts) on investments, net	(12,213)	(42,022)	(20,751)
Net realized (gains) losses on investments	(73,331)	(64,323)	(38,517)
Net proceeds (purchases) of trading securities	(277,510)	11,478	23,677
Interest credited to contractholders	577,548	571,860	507,987
Depreciation and amortization	139,735	76,461	81,061
Deferral of acquisition costs	(64,709)	(110,843)	(80,486)
Deferred income taxes	21,682	75,044	(24,087)
Contingent consideration	(17,600)	—	—
Amortization of low-income housing partnerships	4,563	21,713	31,918
Other, net	(3,072)	(4,984)	2,432
Changes in assets and liabilities:
Policy benefit liabilities	(273,507)	(151,096)	(49,980)
Reinsurance receivable	8,738	(18,054)	12,013
Investment income due and accrued	(4,385)	(8,951)	(12,448)
Other assets	(13,101)	(5,705)	(106,923)
Other liabilities	22,050	(6,568)	78,829
Net cash provided by operating activities	224,076	660,338	532,663
Cash flows from investing activities:
Proceeds from sales, maturities, and redemptions of investments:
Fixed maturities, available-for-sale	5,470,124	4,124,159	4,022,064
Mortgage loans on real estate	594,497	384,306	289,531
Limited partnership interests, other corporation interests, and other investments	6,833	7,555	22,200
Purchases of investments:
Fixed maturities, available-for-sale	(6,468,699)	(5,174,996)	(5,012,792)
Mortgage loans on real estate	(448,924)	(609,008)	(562,940)
Limited partnership interests, other corporation interests, and other investments	(1,527)	(2,983)	(3,706)
Net change in short-term investments	(2,238)	22,096	(27,955)
Policy loans, net	98,143	(11,169)	(4,370)
Acquisition payment	—	(28,356)	—
Purchases of furniture, equipment, and software	(78,778)	(35,537)	(20,618)
Net cash used in investing activities	(830,569)	(1,323,933)	(1,298,586)

See notes to consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2015, 2014, and 2013
(In Thousands, Except Share Amounts)

	Year ended December 31,
	2015	2014	2013
Cash flows from financing activities:
Contract deposits	$2,527,039	$2,709,043	$2,601,820
Contract withdrawals	(1,782,571)	(1,757,936)	(1,780,048)
Change in due to/from parent and affiliates	(22,359)	49,337	(14,724)
Dividends paid	(139,533)	(316,401)	(102,436)
Proceeds from issuance of common stock	60,803	—	—
Proceeds from financing element derivatives	—	5,516	51,832
Payments for and interest paid on financing element derivatives, net	(9,383)	(8,392)	(9,756)
Net commercial paper borrowings	(5,218)	(401)	1,003
Change in book overdrafts	(1,651)	(12,052)	13,840
Income tax benefit of stock option exercises	953	165	496
Net cash provided by financing activities	628,080	668,879	762,027

Net increase (decrease) in cash	21,587	5,284	(3,896)
Cash, beginning of year	12,775	7,491	11,387
Cash, end of year	$34,362	$12,775	$7,491

Supplemental disclosures of cash flow information:
Net cash received (paid) during the year for:
Income taxes	$(4,093)	$46,453	$(10,327)
Interest	(37,288)	(37,284)	(37,329)
Non-cash investing and financing transactions during the years:
Share-based compensation expense	$(1,655)	$(3,384)	$(2,578)
Contingent consideration (See Note 2)	—	(32,209)	—
Assets received from limited partnership investment distribution	—	—	(5,119)
Fixed maturity investments, available-for-sale acquired in reinsurance termination (See Note 4)	—	—	(44,104)
Policy loans acquired in reinsurance termination (See Note 4)	—	—	(6,468)
Fixed maturity investments, available-for-sale acquired in mortgage transfer (See Note 4)	—	—	(28,959)

See notes to consolidated financial statements.	(Concluded)

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required to account for items and matters such as, but not limited to, the valuation of investments and derivatives in the absence of quoted market values, impairment of investments, accounting for derivative financial instruments, valuation of DAC, valuation of policy benefit liabilities, valuation of employee benefits plan obligation, and the valuation of deferred tax assets or liabilities, net, and valuation of contingent consideration.  Actual results could differ from those estimates.

Summary of Significant Accounting Policies

Investments

Investments are reported as follows:

1.     The Company classifies the majority of its fixed maturity investments as available-for-sale which are recorded at fair value with the related net unrealized gain or loss, net of policyholder related amounts, and deferred taxes, recorded in accumulated other comprehensive income (loss) (“AOCI”). Included in fixed maturities are perpetual debt investments which primarily consist of junior subordinated debt instruments that have no stated maturity date but pay fixed or floating interest in perpetuity. Also included in AOCI is net unrealized gain or loss resulting from foreign currency translations of fixed maturity investments denominated in foreign currencies.

Premiums and discounts are recognized as a component of net investment income using the effective interest method, realized gains and losses are included in net realized investment gains (losses), and declines in value determined to be other-than-temporary are included in total other-than-temporary losses.

The Company also classifies certain fixed maturity investments as held-for-trading. Assets in the held-for-trading category are carried at fair value with changes in fair value reported in net investment income.

The recognition of income on certain investments (e.g. loan-backed securities, including mortgage-backed and asset-backed securities) is dependent upon market conditions, which may result in prepayments and changes in amounts to be earned. Prepayments on all mortgage-backed and asset-backed securities are monitored monthly, and amortization of the premium and/or the accretion of the discount associated with the purchase of such securities are adjusted by such prepayments.

The Company recognizes the acquisition of its fixed maturity investments on a trade date basis.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

2.    Mortgage loans on real estate consist of domestic commercial collateralized loans and are carried at their unpaid principal balances adjusted for any unamortized premiums or discounts, origination fees, and mortgage provision allowances. Interest income is accrued on the unpaid principal balance for all loans, except for loans on non-accrual status. Premiums, discounts, and origination fees are amortized to net investment income using the effective interest method. Prepayment penalty fees are recognized in other realized investment gains upon receipt.

The Company actively manages its mortgage loan portfolio by completing ongoing comprehensive analysis of factors such as debt service coverage ratios, loan-to-value ratios, payment status, default or legal status, annual collateral property evaluations, and general market conditions.  On a quarterly basis, the Company reviews the above primary credit quality indicators in its internal risk assessment of loan impairment and credit loss. Management’s risk assessment process is subjective and includes the categorization of all loans, based on the above mentioned credit quality indicators, into one of the following categories:

•	Performing - generally indicates the loan has standard market risk and is within its original underwriting guidelines.

•
Non-performing - generally indicates there is a potential for loss due to the deterioration of financial/monetary default indicators or potential foreclosure. Due to the potential for loss, these loans are evaluated for impairment.

The adequacy of the Company’s mortgage provision allowance is reviewed quarterly. The determination of the calculation and the adequacy of the mortgage provision allowance and mortgage impairments involve judgments that incorporate qualitative and quantitative Company and industry mortgage performance data. Management’s periodic evaluation and assessment of the adequacy of the mortgage provision allowance and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the fair value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience, and other relevant factors. Loans included in the non-performing category and other loans with certain substandard credit quality indicators are individually reviewed to determine if a specific impairment is required. Risk is mitigated through first position collateralization, guarantees, loan covenants, and borrower reporting requirements. Since the Company does not originate or hold uncollateralized mortgages, loans are generally not deemed fully uncollectable. Generally, unrecoverable amounts are written off during the final stage of the foreclosure process.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

In the normal course of its activities, the Company is involved with other entities that are considered variable interest entities (“VIE”). An entity would be determined to be a primary beneficiary, and thus consolidated when the entity has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. When the Company becomes involved with a VIE and when the nature of the Company’s involvement with the entity changes, in order to determine if the Company is the primary beneficiary and must consolidate the entity, it evaluates:

•	The structure and purpose of the entity;

•	The risks and rewards created by and shared through the entity; and

•	The entity’s participants’ ability to direct the activities, receive its benefits, and absorb its losses.

The Company performs ongoing qualitative analyses of its involvement with VIEs to determine if consolidation is required.

4.    Policy loans are carried at their unpaid balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned. Policy loans are fully collateralized by the cash surrender value of the associated insurance policy.

5.    Short-term investments include securities purchased with investment intent, with initial maturities of one year or less, and are generally carried at fair value which is approximated from amortized cost.

6.    The Company participates in a securities lending program in which the Company lends fixed maturity securities that are held as part of its general account investment portfolio to third parties. The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio. The borrower can return and the Company can request the loaned securities at any time. The Company maintains ownership of the securities at all times and is entitled to receive from the borrower any payments for interest received on such securities during the loan term. Securities lending transactions are accounted for as secured borrowings. The securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default. The Company generally requires initial collateral in an amount greater than or equal to 102% of the fair value of domestic securities loaned and 105% of foreign securities loaned. Such collateral is used to replace the securities loaned in event of default by the borrower. Acceptable collateral is generally defined as government securities, letters of credit and/or cash collateral. Some cash collateral may be invested in short-term repurchase agreements which are also collateralized by U.S. Government or U.S. Government Agency securities. Cash collateral which is invested is recognized along with any cash collateral not invested within collateral under securities lending agreements in the accompanying consolidated balance sheets. Non-cash collateral is not recognized as the Company does not have effective control.

7.    The Company’s other-than-temporary impairments (“OTTI”) accounting policy requires that a decline in the value of a security below its cost or amortized cost basis be assessed to determine if the decline is other-than-temporary. The assessment of whether an OTTI has occurred on fixed maturity investments, where management does not intend to sell the fixed maturity investment and it is not more likely than not the Company will be required to sell the fixed maturity investment before recovery of its amortized cost basis, is based upon management’s case-by-case evaluation of the underlying reasons for the decline in fair value of each individual security. Management considers a wide range of factors, as described below, regarding the security issuer and uses its best judgment in evaluating the cause of the decline in its estimated fair value and in assessing the prospects for near-term recovery.

Considerations used by the Company in the impairment evaluation process include, but are not limited to, the following:

•	The extent to which estimated fair value is below cost;

•	Whether the decline in fair value is attributable to specific adverse conditions affecting a particular instrument, its issuer, an industry, or geographic area;

•	The length of time for which the estimated fair value has been below cost;

•	Downgrade of a fixed maturity investment by a credit rating agency;

•	Deterioration of the financial condition of the issuer;

•	The payment structure of the fixed maturity investment and the likelihood of the issuer being able to make payments in the future; and

•	Whether dividends have been reduced or eliminated or scheduled interest payments have not been made.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

If either (a) management has the intent to sell a fixed maturity investment or (b) it is more likely than not the Company will be required to sell a fixed maturity investment before its anticipated recovery, a charge is recorded in net realized investment losses equal to the difference between the fair value and cost or amortized cost basis of the security.  If management does not intend to sell the security and it is not more likely than not the Company will be required to sell the fixed maturity investment before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected (discounted at the effective interest rate implicit in the fixed maturity investment prior to impairment) is less than the amortized cost basis of the fixed maturity investment (referred to as the credit loss portion), an OTTI is considered to have occurred.  In this instance, total OTTI is bifurcated into two components: the amount related to the credit loss, which is recognized in current period earnings; and the amount attributed to other factors (referred to as the non-credit portion), which is recognized as a separate component in AOCI.  The expected cash flows utilized during the impairment evaluation process are determined using judgment and the best information available to the Company including default rates, credit ratings, collateral characteristics, and current levels of subordination.  After the recognition of an OTTI, a fixed maturity investment is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.  The difference between the new amortized cost basis and the future cash flows is accreted into net investment income.  The Company continues to estimate the present value of cash flows expected to be collected over the life of the security.

Derivative financial instruments

The Company enters into derivative transactions which include the use of interest rate swaps, interest rate swaptions, cross-currency swaps, U.S. government treasury futures contracts, Eurodollar futures contracts, futures on equity indices, interest rate swap futures, and other forward contracts. The Company uses these derivative instruments to manage various risks, including interest rate and foreign currency exchange rate risk associated with its invested assets and liabilities. Derivative instruments are not used for speculative reasons. Certain of the Company’s over-the-counter (“OTC”) derivatives are cleared and settled through a central clearing counterparty while others are bilateral contracts between the Company and a counterparty.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The Company uses derivative financial instruments for risk management purposes associated with certain invested assets and policy liabilities. Derivatives are used to (a) hedge the economic effects of interest rate and stock market movements on the Company’s guaranteed lifetime withdrawal benefit (“GLWB”) liability, (b) hedge the economic effect of a large increase in interest rates on the Company’s general account life insurance, group pension liabilities, and certain separate account life insurance liabilities, (c) hedge the economic risks of other transactions such as future asset acquisitions or dispositions, the timing of liability pricing, currency risks on non-U.S. dollar denominated assets, and fee revenue based on equity market performance, and (d) convert floating rate assets to fixed rate assets for asset/liability management purposes.

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

•
Level 2 inputs utilize other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The fair values for some Level 2 securities are obtained from pricing services. The inputs used by the pricing services are reviewed at least quarterly or when the pricing vendor issues updates to its pricing methodology. For fixed maturity securities and separate account assets and liabilities, inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, evaluated bids, offers, and reference data including market research publications. Additional inputs utilized for assets and liabilities classified as Level 2 are:

•
Asset-backed, residential mortgage-backed, commercial mortgage-backed securities, and collateralized debt obligations - new issue data, monthly payment information, collateral performance, and third party real estate analysis.

•	U.S. states and their subdivisions - material event notices.

•	Short-term investments - valued based on amortized cost due to their short term nature and high credit quality of the issuers.

•	Derivative instruments - trading activity, swap curves, credit spreads, currency volatility, net present value of cash flows, and news sources.

•
Separate account assets and liabilities - various index data and news sources, amortized cost (which approximates fair value), trading activity, swap curves, credit spreads, recovery rates, restructuring, net present value of cash flows, and quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

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

•
Level 3 inputs are unobservable and include situations where there is little, if any, market activity for the asset or liability. In general, the prices of Level 3 securities are obtained from single broker quotes and internal pricing models. If the broker’s inputs are largely unobservable, the valuation is classified as a Level 3. Broker quotes are validated through an internal analyst review process, which includes validation through known market conditions and other relevant data, as noted below. Internal models are usually cash flow based utilizing characteristics of the underlying collateral of the security such as default rate and other relevant data. Inputs utilized for securities classified as Level 3 are as follows:

•	Corporate debt securities - unadjusted single broker quotes which may be in an illiquid market or otherwise deemed unobservable.

•	Asset-backed securities - internal models utilizing asset-backed securities index spreads.

•	Defined benefit plan limited partnership investments - capital account or net asset value adjusted for other relevant information.

•	GLWB - internal models utilizing long-term equity and interest rate implied volatility, mortality, and policyholder behavior assumptions, such as benefit utilization and partial withdrawals.

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

The policies and procedures utilized to review, account for, and report on the value and level of the Company’s securities were determined and implemented by the Finance division. The Investments division is responsible for the processes related to security purchases and sales and provides valuation and leveling input to the Finance division when necessary. Both divisions within the Company have worked in conjunction to establish thorough pricing, review, approval, accounting, and reporting policies and procedures around the securities valuation process.

In some instances, securities are priced using external broker quotes.  In most cases, when broker quotes are used as pricing inputs, more than one broker quote is obtained.  External broker quotes are reviewed internally by comparing the quotes to similar securities in the public market and/or to vendor pricing, if available.  Additionally, external broker quotes are compared to market reported trade activity to ascertain whether the price is reasonable, reflective of the current market prices, and takes into account the characteristics of the Company’s securities.

Cash

Cash includes only amounts in demand deposit accounts.

Book overdrafts occur when checks have been issued by the Company, but have not been presented to the Company’s disbursement bank accounts for payment. These bank accounts allow the Company to delay funding of the issued checks until they are presented for payment. This delay in funding results in a temporary source of financing. The activity related to book overdrafts is included in the financing activities in the consolidated statement of cash flows.  The book overdrafts, in the amounts of $137 and $1,788, are included in other liabilities at December 31, 2015, and 2014, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

Internal use software

Purchased software costs, as well as certain internal and external costs incurred to develop internal use computer software during the application development stage, are capitalized and amortized using the straight-line method over the software’s estimated useful life up to five years.  Capitalized internal use software development costs, net of accumulated amortization, in the amounts of $93,646 and $66,012, are included in other assets at December 31, 2015, and 2014, respectively.  The Company capitalized $47,895, $31,473, and $14,640 of internal use software development costs during the years ended December 31, 2015, 2014, and 2013, respectively.

Deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”)

The Company incurs costs in connection with the acquisition of new and renewal insurance business. Costs that vary directly with and relate to the successful production of new business are deferred as DAC. These costs consist primarily of commissions, costs associated with the Company’s sales representatives, and policy issuance and underwriting expenses related to the production of successfully acquired new business. A success factor is derived from actual contracts issued by the Company from requests for proposals or applications received and applied to the deferrable costs. The recoverability of such costs is dependent upon the future profitability of the related business. Recoverability testing is performed for current issue year products to determine if gross revenues are sufficient to cover DAC and expenses. At least annually, loss recognition testing is performed on aggregated blocks of business to adjust the DAC balance.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

Revenues to the Company from the separate accounts consist of contract maintenance fees, investment management fees, administrative fees, and mortality and expense risk charges.

The Company’s separate accounts invest in shares of Great-West Funds, Inc. (“Great-West Funds”) and Putnam Funds, open-end management investment companies, which are affiliates of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds.

Future policy benefits liabilities

Life insurance and annuity future benefits liabilities with life contingencies in the amounts of $15,955,510 and $15,349,322 at December 31, 2015, and 2014, respectively, are computed on the basis of assumed investment yield, mortality, morbidity, and expenses, including a margin for adverse deviation. These future policy benefits are calculated as the present value of future benefits (including dividends) and expenses less the present value of future net premiums. The assumptions used in calculating the future policy benefits generally vary by plan, year of issue, and policy duration. Additionally, these future policy benefits are established for claims that have been incurred but not reported based on factors derived from past experience.

Annuity contract benefits liabilities without life contingencies in the amounts of $11,104,721 and $10,569,147 at December 31, 2015, and 2014, respectively, are established at the contract holder’s account value, which is equal to cumulative deposits and credited interest, less withdrawals and mortality, and expense and/or administrative service charges. The Company’s general account also has some immediate annuities. Future benefits for immediate annuities without life contingent payouts are computed on the basis of assumed investment yield and expenses.

Minimum guarantees

The Company calculates additional liabilities for certain variable annuity guaranteed death benefits. The additional reserve for such products recognizes the portion of contract assessments received to compensate the Company for death benefits. Reserves for annuity guaranteed minimum death benefits (“GMDB”) are determined by estimating the present value of expected benefits in excess of the projected account balance. Expected experience is based on a range of inputs and scenarios. The assumptions of investment performance and volatility are consistent with the historical experience of the appropriate underlying equity index, such as the Standard & Poor’s (“S&P”) 500 Index.

The Company also offers GLWB through a variable annuity or a contingent deferred annuity. The GLWB is deemed to be an embedded derivative. The GLWB is recorded at fair value within future policy benefits on the consolidated balance sheets. Changes in fair value of GLWB are recorded in net investment income in the consolidated statements of income.

Reinsurance

In the normal course of its business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage, quota share, yearly renewable term, coinsurance, and modified coinsurance contracts. The Company also assumes risk by participating in yearly renewable term and coinsurance agreements.

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

Policy benefits, and policy and contract claims ceded to (assumed from) other insurance companies, are carried as a reinsurance receivable (payable) in the accompanying consolidated balance sheets. Premiums, fee income, and policyholder benefits are reported net of reinsurance ceded (assumed) in the accompanying consolidated statements of income. The cost of reinsurance related to long duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

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

Participating life and annuity policy benefit liabilities were $6,890,616 and $6,804,898 at December 31, 2015, and 2014, respectively.  Participating business composed approximately 10% and 9% of the Company’s individual life insurance in-force at December 31, 2015, and 2014, respectively, and 20%, 21%, and 32% of individual life insurance premium income for the years ended December 31, 2015, 2014, and 2013, respectively.  The policyholder’s share of net income on participating policies that cannot be distributed to the Company’s stockholder is excluded from stockholder’s equity and recorded as undistributed earnings on participating business in the consolidated balance sheet.

Revenue recognition

Life insurance premiums are recognized when due. Annuity contract premiums with life contingencies are recognized as received. Revenues for annuity and other contracts without significant life contingencies consist of contract charges for the cost of insurance, and contract administration and surrender fees that have been assessed against the contract account balance during the period and are recognized when earned in fee income. Fees from assets under management, assets under administration, shareholder servicing, mortality and expense risk charges, administration and record-keeping services, and investment advisory services are recognized when earned in fee income.

Net investment income

Interest income from fixed maturities, mortgage loans on real estate, and policy loans is recognized when earned.

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

2.  Acquisition

Putnam Retirement Business

Description of transaction

On January 1, 2015, the Company acquired the retirement business of Putnam Investments, LLC (“Putnam”), an affiliate of the Company. The transaction was accounted for as a combination between entities under common control. As such, the assets and liabilities acquired from Putnam were recorded at historical cost as of January 1, 2015. In exchange for cash paid in the amount of $4,114, the Company acquired $11,501 of other assets, assumed $7,717 of other liabilities, and recognized a dividend of $330. The 2015 amounts presented are aligned with the new business structure which includes the Putnam retirement business, while the 2014 comparative amounts reflect the previous structure which excludes the Putnam retirement business as the amounts are considered immaterial.

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

Allocation of purchase price

During the fourth quarter of 2014, the Company substantially completed its comprehensive evaluation of the fair value of the net assets acquired from RPS and the purchase price allocation. As a result, initial goodwill of $50,249 recognized upon the acquisition of RPS on August 29, 2014 in the Acquisition note to the September 30, 2014 condensed, consolidated interim unaudited financial statements was adjusted in the fourth quarter of 2014, as a result of valuations received during the measurement period. Adjustments were made to the provisional amounts disclosed in the September 30, 2014 condensed, consolidated interim unaudited financial statements for the recognition and measurement of intangible assets, contingent consideration, accounts receivable, other assets, and accrued expenses and other liabilities.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

At December 31, 2014, the Company updated the previously reported allocation of purchase price as of September 30, 2014 for the measurement period adjustments that are reflected in the table below:

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

During the fourth quarter of 2015, the Company received notification from certain RPS customers terminating their contract with the Company. As a result, the Company reduced its retention rate expectation which is an input to the calculation of the contingent consideration liability.  Due to the decline in the retention rate, the contingent consideration was reduced by $17,600 which was recognized in general insurance expenses. The contingent consideration liability was $14,609 and $32,209 for the years-ended December 31, 2015, and 2014, respectively. The fair value of the contingent consideration is estimated by a discounted cash flow model (Level 3) which calculates the present value of a probability-weighted earnout using a discount rate of 3%. An increase to the retention rate would increase the liability while a decrease to the retention rate would decrease the liability.

Revenues and earnings of the acquiree

RPS contributed revenue and net income (loss), included in the consolidated statements of income, as follows:

	Year Ended December 31,
	2015	2014
Revenue	$182,759	$54,267
Net loss	(944)	(3,416)

Costs related to acquisition

The Company incurred $2,859 of acquisition costs for the year ended December 31, 2014. Such costs have been expensed as incurred and are included in general insurance expenses.

Pro-forma information

Supplementary pro-forma revenues and net earnings for the combined entity, as though the acquisition date for this business combination had been as of January 1, 2014 and 2013, respectively, have not been included as it is impracticable since historical records are not available.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

3.  Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-11 Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU No. 2014-11”). ASU No. 2014-11 amends the accounting for entities that enter into repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings. ASU No. 2014-11 requires new disclosures for repurchase agreements and securities lending transactions accounted for as secured borrowings. The accounting changes in ASU 2014-11 are effective for public business entities for the first interim or annual period beginning after December 15, 2014. The disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The adoption of the accounting pronouncement did not have an impact on the Company’s financial position or results of operations. The Company has included additional disclosures in Note 5 to these financial statements around collateral pledged for secured lending transactions on a prospective basis.

Future adoption of new accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). The update outlines a comprehensive model for accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. While the update does not apply to insurance contracts within the scope of Topic 944, it does apply to other fee income earned by the Company which includes fees from assets under management, assets under administration, shareholder servicing, administration and record-keeping services, and investment advisory services. The core principle of the model requires that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The update also requires increased disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. In adopting ASU No. 2014-09, the Company may use either a full retrospective or a modified retrospective approach. The update is effective for public business entities for interim and annual periods beginning after December 15, 2017, based upon an update issued by the FASB in August 2015. Early adoption is permitted as of accounting periods beginning after December 15, 2016. The Company is currently evaluating the impact of this update on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (Topic 810). The update primarily amends the criteria used to evaluate whether certain variable interest entities should be consolidated. The update also modifies the criteria used to determine whether partnerships and similar entities are variable interest entities. The update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, including in the interim periods. The Company does not expect the adoption of this ASU to have a material effect on the Company’s consolidated financial position or results of operations.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (Subtopic 350-40). The update requires the Company to determine if the cloud computing arrangement contains a software license and if so, apply the accounting requirements for other intangible assets. The update also supersedes the requirement to apply lease accounting requirements by analogy for lease classification. If the arrangement is not a software license, then the Company applies accounting requirements for a service requirement. The update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material effect on the Company’s consolidated financial position or results of operations.

In May 2015, the FASB issued ASU 2015-09, Financial Services-Insurance: Disclosures about Short-Duration Contracts (Topic 944). The update requires that all years in the claims development table that precede the current reporting period and the related disclosure about the history of claims duration should be presented as required supplementary information. The update also includes a disclosure objective of providing information about claim frequency along with a description of methodologies for determining claim frequency information, unless it is impracticable to do so. The update is effective for annual reporting periods beginning after December 15, 2015, and for interim reporting periods within annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10).  The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by requiring equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income, simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, use of exit price notion when measuring the fair value of financial instruments for disclosure purposes, separate presentation of financial assets and liabilities by measurement category and form of financial assets (i.e. securities or loans and receivables) on the balance sheet or notes to the financial statements, eliminating the requirement to disclose the method and significant assumptions used to estimate fair value of a financial instrument measured at amortized cost on the balance sheet, requiring entities to present separately in other comprehensive income the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (i.e. “own credit”) when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, and clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The ASU also permits early adoption of the own credit provision.  The Company is currently evaluating the impact of this update on its consolidated financial statements.

4.  Related Party Transactions

In the normal course of its business, the Company enters into reinsurance agreements with related parties. Included in the consolidated balance sheets are the following amounts related to reinsurance ceded to and assumed from related parties:

	December 31,
	2015	2014
Reinsurance receivable	$530,213	$529,921
Future policy benefits	1,724,797	1,812,077

Included in the consolidated statements of income are the following related party amounts:

	Year Ended December 31,
	2015	2014	2013
Premium income, net of related party premiums ceded of $15,731, $13,901, and $(30,114)	$68,722	$71,453	$137,785
Life and other policy benefits, net of reinsurance recoveries of $6,494, $4,594, and $(536)	193,215	209,102	216,809
Decrease in future policy benefits	(52,842)	(46,915)	(2,556)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

In the normal course of business the Company enters into agreements with related parties whereby it provides and/or receives record-keeping services, investment advisory services, and tax-related services, as well as corporate support services which include general and administrative services, information technology services, and marketing services. The following table presents revenue, expenses incurred and expense reimbursement from related parties for services provided and/or received pursuant to these service agreements. These amounts, in accordance with the terms of the contracts, are based upon market price, estimated costs incurred or resources expended as determined by number of policies, number of participants, certificates in-force, administered assets, or other similar drivers.

		Year Ended December 31,			Financial statement line
Description	Related party	2015	2014	2013
Provides corporate support service	The Canada Life Assurance Company (“CLAC”) (1), Great-West Life Assurance Company (“Great-West Life”) (1), MAM Holding Inc. (1), and Putnam (2)	$(4,115)	$(2,055)	$(1,971)	General insurance expense
Receives corporate support services	CLAC (1), Great-West Life (1), Great West Global (1), and Putnam (2)	12,609	4,053	2,556	General insurance expense
Provides investment advisory and administrative services to U.S. branches of Lifeco insurance subsidiaries	CLAC (1) and Great-West Life (1)	1,710	1,803	2,586	Net investment income
Provides investment advisory and administrative services to Canadian subsidiaries of Lifeco	CLAC (1), Great-West Life (1), and London Life Financial Corporation (“London Life”) (1)	3,882	3,912	4,487	Fee income
Provides record-keeping services	CLAC (1) and Putnam (2)	377	13,956	10,625	Fee income
Provides U.S. tax services	London Life (1), LRG (US) Inc. (1), Putnam (2), Thomas H. Lee Partners L.P. (1), and CLAC (1)	(533)	(402)	(361)	General insurance expense
Provides shareholder services	Putnam (2)	5,531	—	—	Fee income
Receives reimbursement from tax sharing indemnification related to state and local tax liabilities	Putnam (2)	13,563	7,506	—	Other revenue
		—	—	8,114	Fee income
Received internally developed internal use software	Putnam (2)	2,226	1,008	—	Other assets

(1) An indirect wholly-owned subsidiary of Lifeco
(2) A wholly-owned subsidiary of Lifeco U.S.

The following table summarizes amounts due from parent and affiliates:

			December 31,
Related party	Indebtedness	Due date	2015	2014
GWL&A Financial	On account	On demand	$38,864	$32,572
Lifeco U.S.	On account	On demand	11,783	13,369
Putnam	On account	On demand	9,547	—
Other related party receivables	On account	On demand	2,402	1,252
Total			$62,596	$47,193

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following table summarizes amounts due to parent and affiliates:

			December 31,
Related party	Indebtedness	Due date	2015	2014
GWL&A Financial (1)	Surplus note	November 2034	$194,474	$194,446
GWL&A Financial (2)	Surplus note	May 2046	333,400	333,400
GWL&A Financial	Note interest	May 2016	4,701	4,701
Putnam	On account	On demand	—	7,257
CLAC	On account	On demand	4,021	3,986
Great-West Life	On account	On demand	1,936	1,739
London Life	On account	On demand	1,778	1,737
Total			$540,310	$547,266

(1) A note payable to GWL&A Financial was issued as a surplus note on November 15, 2004, with a face amount of $195,000 and carrying amounts of $194,474 and $194,446 at December 31, 2015, and 2014, respectively.  The surplus note bears interest at the rate of 6.675% per annum, payable in arrears each May and November.  The note matures on November 14, 2034.
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

Interest expense attributable to these related party debt obligations was $37,059 for the years ended December 31, 2015, 2014, and 2013. Included in other liabilities on the consolidated balance sheets at December 31, 2015, and 2014 is $4,701 of interest payable attributable to these related party debt obligations.

The Company’s wholly owned subsidiary Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”) and CLAC are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,176,680 and renews annually until it expires on July 3, 2027.  The second letter of credit is for $70,000 and renews annually until it expires on December 31, 2017. At December 31, 2015, and 2014 there were no outstanding amounts related to the letters of credit.

Included within reinsurance receivable in the consolidated balance sheets are $520,753 and $522,180 of funds withheld assets as of December 31, 2015, and 2014, respectively.  CLAC pays the Company, on a quarterly basis, interest on the funds withheld balance at a rate of 4.55% per annum. The interest income, in the amount of $22,165, $21,295, and $20,876, is included in net investment income for the years ended December 31, 2015, 2014, and 2013, respectively.

A subsidiary of the Company, Great-West Capital Management, LLC, serves as a Registered Investment Advisor to Great-West Funds, Inc., an affiliated open-end management investment company, to several affiliated insurance company separate accounts, and to Great-West Trust Company, LLC, an affiliated trust company. Great-West Trust Company, LLC, serves as trustee to several collective investment trusts.  Additionally, effective May 1, 2015, Great-West Funds, Inc. entered into an Administrative Services Agreement with the Company. Pursuant to the Administrative Services Agreement, the Company provides recordkeeping and administrative services to shareholders and account owners, and receives from certain share classes of the fund a fee equal to 0.35% of the average daily net asset value of the applicable share class. Included in fee income on the

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

consolidated statements of income are $138,936, $126,726, and $107,854 of advisory, management, and trustee fee income from these affiliated entities for the years ended December 31, 2015, 2014, and 2013, respectively.

The Company’s separate accounts invest in shares of Great-West Funds, Inc. and Putnam Funds, which are affiliates of the Company and shares of other non-affiliated mutual funds and government and corporate bonds.  The Company’s separate accounts include mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company.  During the years ended December 31, 2015, 2014, and 2013, these purchases totaled $146,547, $132,961, and $198,107, respectively.  As the general account investment contracts are also included in the separate account balances in the accompanying consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $309,108 and $343,471 at December 31, 2015, and 2014, respectively, to eliminate these amounts in its consolidated balance sheets at those dates.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

5.  Summary of Investments

The following tables summarize fixed maturity investments classified as available-for-sale and the non-credit-related component of OTTI in AOCI:

	December 31, 2015
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
Fixed maturities:	cost	gains	losses	and carrying value	included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$3,291,167	$55,193	$4,608	$3,341,752	$—
Obligations of U.S. states and their subdivisions	1,988,214	238,862	7,903	2,219,173	50
Foreign government securities	2,291	—	5	2,286	—
Corporate debt securities (2)	12,388,886	437,207	320,381	12,505,712	(1,810)
Asset-backed securities	1,196,326	128,406	13,362	1,311,370	(86,474)
Residential mortgage-backed securities	122,146	4,734	1,508	125,372	(123)
Commercial mortgage-backed securities	1,009,320	19,117	11,529	1,016,908	—
Collateralized debt obligations	9,112	—	58	9,054	—
Total fixed maturities	$20,007,462	$883,519	$359,354	$20,531,627	$(88,357)

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
(2) Includes perpetual debt investments with amortized cost of $149,062 and estimated fair value of $116,423.

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

	December 31, 2015
	Amortized cost	Estimated fair value
Maturing in one year or less	$639,396	$663,243
Maturing after one year through five years	3,585,421	3,779,455
Maturing after five years through ten years	5,394,204	5,439,202
Maturing after ten years	5,126,013	5,240,709
Mortgage-backed and asset-backed securities	5,262,428	5,409,018
Total fixed maturities	$20,007,462	$20,531,627

Mortgage-backed (commercial and residential) and asset-backed securities include those issued by the U.S. government and U.S. agencies.

The following table summarizes information regarding the sales of securities classified as available-for-sale:

	Year Ended December 31,
	2015	2014	2013
Proceeds from sales	$4,187,547	$2,705,999	$2,518,568
Gross realized gains from sales	47,965	47,852	71,758
Gross realized losses from sales	6,476	1,229	27,792

Included in net investment income are unrealized gains (losses) of $(2,241), $3,119, and $(9,447) on held-for-trading fixed maturity investments still held at December 31, 2015, 2014, and 2013, respectively.

Mortgage loans on real estate - The following table summarizes the carrying value of the mortgage loan portfolio by component:

	December 31, 2015	December 31, 2014
Principal	$3,242,627	$3,356,374
Unamortized premium (discount) and fees, net	7,967	10,086
Mortgage provision allowance	(2,890)	(2,890)
Total mortgage loans	$3,247,704	$3,363,570

The following table summarizes the recorded investment of the mortgage loan portfolio by risk assessment category as of December 31, 2015, and 2014, respectively.

	December 31, 2015	December 31, 2014
Performing	$3,249,129	$3,366,460
Non-performing	1,465	—
Total	$3,250,594	$3,366,460

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following table summarizes activity in the mortgage provision allowance:

	Year Ended December 31,
	2015	2014	2013
	Commercial mortgages	Commercial mortgages	Commercial mortgages
Beginning balance	$2,890	$2,890	$2,890
Provision increases	—	—	273
Charge-off	—	—	(273)
Recovery	—	—	—
Provision decreases	—	—	—
Ending balance	$2,890	$2,890	$2,890

Allowance ending balance by basis of impairment method:
Collectively evaluated for impairment	$2,890	$2,890	$2,890

Recorded investment balance in the mortgage loan portfolio, gross of allowance, by basis of impairment method:	$3,250,594	$3,366,460	$3,137,145
Individually evaluated for impairment	14,031	12,986	13,906
Collectively evaluated for impairment	3,236,563	3,353,474	3,123,239

Limited partnership and other corporation interests - At December 31, 2015, and 2014, the Company had $40,980 and $49,421, respectively, invested in limited partnership and other corporation interests.  Included in limited partnership interests are investments in low-income housing limited partnerships (“LIHLP”) that qualify for federal and state tax credits and ownership interests in pooled investment funds.

The Company has determined each investment in LIHLP to be considered a VIE but consolidation is not required because the Company has no power through voting rights or similar rights to direct the activities that most significantly impact the entities’ economic performance. As a 99% limited partner in various upper-tier LIHLPs, the Company expects to receive the tax credits allocated to the partnership and operating losses from depreciation and interest expense.  The general partner is most closely involved in the development and management of the LIHLP project and has a small ownership percentage of the partnership.

The carrying value and maximum exposure to loss in relation to the activities of the VIEs was $2,728 and $7,464 at December 31, 2015, and 2014, respectively.

Special deposits - The Company had securities on deposit with government authorities as required by certain insurance laws with fair values of $14,000 and $14,612 at December 31, 2015, and 2014, respectively.

Securities lending - Securities with a cost or amortized cost of zero and $15,252 and estimated fair values of zero and $15,423 were on loan under the program at December 31, 2015, and 2014, respectively.  The Company received cash of zero and $13,741 and securities with a fair value of zero and $2,131 as collateral at December 31, 2015, and 2014, respectively.

The following table summarizes the collateral pledged by the Company under the securities lending program, by class of investment. Under the securities lending program the collateral pledged is, by definition, the securities loaned against the assets borrowed.

	December 31, 2015	December 31, 2014
Securities lending transactions
U.S. government direct obligations and U.S. agencies	$—	$11,148
Corporate debt securities	—	4,275
Total secured borrowings	$—	$15,423

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The Company’s securities lending agreements are open agreements, meaning the borrower can return and the Company can recall the loaned securities at any time. The assets and liabilities associated with securities lending program are not subject to master netting arrangements and are not offset in the consolidated balance sheets.

Unrealized losses on fixed maturity investments classified as available-for-sale - The following tables summarize unrealized investment losses, including the non-credit-related portion of OTTI losses reported in AOCI, by class of investment:

	December 31, 2015
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$1,357,822	$4,101	$23,604	$507	$1,381,426	$4,608
Obligations of U.S. states and their subdivisions	267,581	7,903	—	—	267,581	7,903
Foreign government securities	2,286	5	—	—	2,286	5
Corporate debt securities	4,412,965	202,874	552,791	117,507	4,965,756	320,381
Asset-backed securities	247,082	4,372	182,404	8,990	429,486	13,362
Residential mortgage-backed securities	—	—	18,625	1,508	18,625	1,508
Commercial mortgage-backed securities	429,175	11,154	44,498	375	473,673	11,529
Collateralized debt obligations	9,054	58	—	—	9,054	58
Total fixed maturities	$6,725,965	$230,467	$821,922	$128,887	$7,547,887	$359,354
Total number of securities in an unrealized loss position		558		106		664

	December 31, 2014
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$566,335	$503	$74,322	$991	$640,657	$1,494
Obligations of U.S. states and their subdivisions	18,280	218	41,064	681	59,344	899
Foreign government securities	2,451	4	—	—	2,451	4
Corporate debt securities	836,263	16,775	764,528	65,329	1,600,791	82,104
Asset-backed securities	88,312	849	200,072	12,853	288,384	13,702
Residential mortgage-backed securities	4,663	11	24,052	1,921	28,715	1,932
Commercial mortgage-backed securities	35,015	127	57,333	972	92,348	1,099
Collateralized debt obligations	10,465	209	—	—	10,465	209
Total fixed maturities	$1,561,784	$18,696	$1,161,371	$82,747	$2,723,155	$101,443
Total number of securities in an unrealized loss position		134		153		287

Fixed maturity investments - Total unrealized losses and OTTI increased by $257,911, or 254%, from December 31, 2014, to December 31, 2015.  The increase in unrealized losses was within corporate debt securities which have been influenced by market conditions with widening credit spreads resulting in generally lower valuations of these fixed maturity securities.

Total unrealized losses greater than twelve months increased by $46,140 from December 31, 2014, to December 31, 2015.  Corporate debt securities account for 91%, or $117,507, of the unrealized losses and OTTI greater than twelve months at December 31, 2015. Non-investment grade corporate debt securities account for $14,096 of the unrealized losses and OTTI

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

greater than twelve months, and $10,222 of the losses are on perpetual debt investments issued by investment grade rated banks in the United Kingdom. Management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Asset-backed securities account for 7% of the unrealized losses and OTTI greater than twelve months at December 31, 2015.  The present value of the cash flows expected to be collected is not less than amortized cost and management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Other-than-temporary impairment recognition - The OTTI on fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in realized investment gains (losses) is summarized as follows:

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$119,532	$167,961	$167,788
Additions:
Initial impairments - credit loss on securities not previously impaired	759	—	—
Credit loss recognized on securities previously impaired	—	—	173
Reductions:
Due to sales, maturities, or payoffs during the period	(559)	(646)	—
Due to increases in cash flows expected to be collected that are recognized over the remaining life of the security	(17,389)	(47,783)	—
Ending balance	$102,343	$119,532	$167,961

Net Investment Income

The following table summarizes net investment income:

	Year Ended December 31,
	2015	2014	2013
Investment income:
Fixed maturity and short-term investments	$796,133	$816,907	$766,367
Mortgage loans on real estate	150,284	149,497	147,944
Policy loans	206,081	207,013	206,718
Limited partnership interests	10,462	9,128	9,131
Net interest on funds withheld balances under reinsurance agreements, related party	22,165	21,295	20,876
Derivative instruments (1)	78,655	39,533	(44,610)
Other	9,228	5,008	3,321
	1,273,008	1,248,381	1,109,747
Investment expenses	(18,578)	(19,993)	(18,358)
Net investment income	$1,254,430	$1,228,388	$1,091,389

(1) Includes gains (losses) on the hedged asset for fair value hedges.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

Realized Investment Gains (Losses)

The following table summarizes realized investment gains (losses):

	Year Ended December 31,
	2015	2014	2013
Realized investment gains (losses):
Fixed maturity and short-term investments	$46,027	$54,219	$37,312
Derivative instruments	5,840	90,504	(62,077)
Mortgage loans on real estate	31,841	6,857	10,895
Other	2	(4,209)	(266)
Realized investment gains (losses)	$83,710	$147,371	$(14,136)

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

The ISDA Master Agreements contain provisions that would allow the counterparties to require immediate settlement of all derivative instruments in a net liability position if the Company were to default on any debt obligations over a certain threshold.  The MSFTA contain provisions which do not stipulate a threshold for default and only apply to debt obligations between the Company and the specific counterparty. The aggregate fair value, inclusive of accrued income and expense, of derivative instruments with credit-risk-related contingent features that were in a net liability position was $76,107 and $141,653 as of December 31, 2015, and 2014, respectively.  The Company had pledged collateral related to these derivatives of $45,940 and $106,110 as of December 31, 2015, and 2014, respectively, in the normal course of business.  If the credit-risk-related contingent features were triggered on December 31, 2015, the fair value of assets that could be required to settle the derivatives in a net liability position was $30,167.

At December 31, 2015, and 2014, the Company had pledged $50,924 and $106,110 of unrestricted cash collateral to counterparties in the normal course of business, while other counterparties had pledged $19,060 and $791 of unrestricted cash collateral to the Company to satisfy collateral netting agreements, respectively.

At December 31, 2015, the Company estimated $9,411 of net derivative gains related to cash flow hedges included in AOCI will be reclassified into net income within the next twelve months. Gains and losses included in AOCI are reclassified into net income when the hedged item affects earnings.

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

Equity contracts

Futures on equity indices are used to reduce the Company’s exposure to equity market risks; however, hedge accounting is not elected.  The Company is hedging the risk of declining equity market values having an adverse effect on fee income collected on equity funds. The Company also uses futures on equity indices to offset changes in GLWB liabilities.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

Other contracts

The Company uses forward settling to be announced (“TBA”) securities to gain exposure to the investment risk and return of agency mortgage-backed securities (pass-throughs).  These transactions enhance the return on the Company’s investment portfolio and provide a more liquid and cost effective method of achieving these goals than purchasing or selling individual agency mortgage-backed pools.  As the Company does not regularly accept delivery of such securities, they are accounted for as derivatives but hedge accounting is not elected. The Company had no open TBA contracts at either December 31, 2015, or 2014.

The following tables summarize the notional amount and fair value of derivative financial instruments, excluding embedded derivatives:

	December 31, 2015
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$143,800	$11,843	$11,843	$—
Cross-currency swaps	380,873	28,714	28,736	22
Total cash flow hedges	524,673	40,557	40,579	22

Total derivatives designated as hedges	524,673	40,557	40,579	22

Derivatives not designated as hedges:
Interest rate swaps	303,600	3,240	8,295	5,055
Futures on equity indices	29,310	—	—	—
Interest rate futures	117,200	—	—	—
Interest rate swaptions	151,204	189	189	—
Cross-currency swaps	662,935	(51,759)	19,537	71,296
Total derivatives not designated as hedges	1,264,249	(48,330)	28,021	76,351
Total derivative financial instruments	$1,788,922	$(7,773)	$68,600	$76,373

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

Notional amounts are used to express the extent of the Company’s involvement in derivative transactions and represent a standard measurement of the volume of its derivative activity.  Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received. The average notional outstanding during the year ended December 31, 2015, was $443,589, $937,242, $111,801, $212,299, and $5,014,845 for interest rate swaps, cross-currency swaps, futures, swaptions, and other forward contracts, respectively. The average notional outstanding during the year ended December 31, 2014, was $340,262, $732,581, $21,702, $407,552, and $4,217,408 for interest rate swaps, cross-currency swaps, futures, swaptions, and other forward contracts, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following tables present the effect of derivative instruments in the consolidated statements of income reported by cash flow hedges, fair value hedges, and economic hedges, excluding embedded derivatives:

	Gain (loss) recognized in OCI on derivatives (Effective portion)			Gain (loss) reclassified from OCI into net income (Effective portion)
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Cash flow hedges:
Interest rate swaps	$2,228	$9,096	$(12,285)	$6,779	$7,462	$5,067	(A)
Interest rate swaps	—	—	—	3,634	—	—	(B)
Cross-currency swaps	28,833	11,041	15,387	2,101	1,030	—	(A)
Cross-currency swaps	—	—	—	—	(154)	—	(B)
Interest rate futures	—	—	—	(134)	70	63	(A)
Total cash flow hedges	$31,061	$20,137	$3,102	$12,380	$8,408	$5,130
(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

	Gain (loss) on derivatives recognized in net income				Gain (loss) on hedged assets recognized in net income
	Year Ended December 31,				Year Ended December 31,
	2015	2014	2013		2015	2014	2013
Fair value hedges:
Interest rate swaps	$(1,507)	$(3,444)	$6,342	(A)	$—	$—	$—
Interest rate swaps	773	—	1,909	(B)	—	—	—
Items hedged in interest rate swaps	—	—	—		1,511	3,439	(5,308)	(A)
Items hedged in interest rate swaps	—	—	—		(773)	—	(2,943)	(B)
Total fair value hedges	$(734)	$(3,444)	$8,251		$738	$3,439	$(8,251)

(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

	Gain (loss) on derivatives recognized in net income
	Year Ended December 31,
	2015		2014		2013
Derivatives not designated as hedging instruments:
Futures on equity indices	$(284)	(A)	$(41)	(A)	$(97)	(A)
Futures on equity indices	(527)	(B)	(534)	(B)	(3,396)	(B)
Interest rate swaps	(1,094)	(A)	6,508	(A)	(3,668)	(A)
Interest rate swaps	—	(B)	—	(B)	(622)	(B)
Interest rate futures	(65)	(A)	(51)	(A)	(458)	(A)
Interest rate futures	1	(B)	305	(B)	303	(B)
Interest rate swaptions	2,868	(A)	2,424	(A)	3,241	(A)
Interest rate swaptions	(3,115)	(B)	(3,578)	(B)	(2,828)	(B)
Other forward contracts	5,074	(B)	94,465	(B)	(57,442)	(B)
Cross-currency swaps	69,819	(A)	24,588	(A)	(50,111)	(A)
Total derivatives not designated as hedging instruments	$72,677		$124,086		$(115,078)
(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

Embedded derivative - GLWB

The Company offers GLWB through a variable annuity or a contingent deferred annuity. The GLWB is deemed to be an embedded derivative. The GLWB is recorded at fair value within future policy benefits on the consolidated balance sheets. Changes in fair value of GLWB are recorded in net investment income in the consolidated statements of income.

The estimated fair value of the GLWB was $11,257 at December 31, 2015. The changes in fair value of the GLWB were $11,257 for the year ended December 31, 2015.

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

	December 31, 2015
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments:	recognized assets/liabilities (1)	instruments	received/(pledged)	fair value
Derivative instruments (assets) (2)	$66,435	$(38,236)	$19,060	$9,139
Derivative instruments (liabilities) (3)	76,107	(38,236)	(37,871)	—

	December 31, 2014
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments:	recognized assets/liabilities (1)	instruments	received/(pledged)	fair value
Derivative instruments (assets) (2)	$32,895	$(32,595)	$279	$21
Derivative instruments (liabilities) (3)	140,655	(32,595)	(105,929)	2,131

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

8.  Fair Value Measurements

Recurring fair value measurements

The following tables present the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy category:

	Assets and liabilities measured at fair value on a recurring basis
	December 31, 2015
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$3,341,752	$—	$3,341,752
Obligations of U.S. states and their subdivisions	—	2,219,173	—	2,219,173
Foreign government securities	—	2,286	—	2,286
Corporate debt securities	—	12,501,174	4,538	12,505,712
Asset-backed securities	—	1,311,370	—	1,311,370
Residential mortgage-backed securities	—	125,372	—	125,372
Commercial mortgage-backed securities	—	1,016,908	—	1,016,908
Collateralized debt obligations	—	9,054	—	9,054
Total fixed maturities available-for-sale	—	20,527,089	4,538	20,531,627
Fixed maturities held-for-trading:
U.S. government direct obligations and U.S. agencies	—	558,208	—	558,208
Corporate debt securities	—	56,566	—	56,566
Commercial mortgage-backed securities	—	1,065	—	1,065
Total fixed maturities held-for-trading	—	615,839	—	615,839
Short-term investments	132,288	134,738	—	267,026
Collateral under derivative counterparty collateral agreements	69,984	—	—	69,984
Derivative instruments designated as hedges:
Interest rate swaps	—	11,843	—	11,843
Cross-currency swaps	—	28,736	—	28,736
Derivative instruments not designated as hedges:
Interest rate swaps	—	8,295	—	8,295
Interest rate swaptions	—	189	—	189
Cross-currency swaps	—	19,537	—	19,537
Total derivative instruments	—	68,600	—	68,600
Separate account assets	15,249,966	11,381,227		26,631,193
Total assets	$15,452,238	$32,727,493	$4,538	$48,184,269

Liabilities
Collateral under derivative counterparty collateral agreements	$19,060	$—	$—	$19,060
Derivative instruments designated as hedges:
Cross-currency swaps	—	22	—	22
Derivative instruments not designated as hedges:
Interest rate swaps	—	5,055	—	5,055
Cross-currency swaps	—	71,296	—	71,296
Total derivative instruments	—	76,373	—	76,373
Embedded derivatives - GLWB	—	—	11,257	11,257
Separate account liabilities (1)	24	290,293	—	290,317
Total liabilities	$19,084	$366,666	$11,257	$397,007

(1) Includes only separate account instruments which are carried at the fair value of the underlying liabilities owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

	Assets and liabilities measured at fair value on a recurring basis
	December 31, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$3,547,256	$—	$3,547,256
Obligations of U.S. states and their subdivisions	—	2,172,484	—	2,172,484
Foreign government securities	—	2,451	—	2,451
Corporate debt securities	—	11,933,607	5,842	11,939,449
Asset-backed securities	—	1,398,503	36	1,398,539
Residential mortgage-backed securities	—	173,229	—	173,229
Commercial mortgage-backed securities	—	918,205	—	918,205
Collateralized debt obligations	—	10,465	—	10,465
Total fixed maturities available-for-sale	—	20,156,200	5,878	20,162,078
Fixed maturities held-for-trading:
U.S. government direct obligations and U.S. agencies	—	279,602	—	279,602
Corporate debt securities	—	57,850	—	57,850
Asset-backed securities	—	—	—	—
Commercial mortgage-backed securities	—	1,091	—	1,091
Total fixed maturities held-for-trading	—	338,543	—	338,543
Short-term investments	156,935	106,566	—	263,501
Collateral under securities lending agreements	13,741	—	—	13,741
Collateral under derivative counterparty collateral agreements	106,901	—	—	106,901
Derivative instruments designated as hedges:
Interest rate swaps	—	19,383	—	19,383
Cross-currency swaps	—	5,143	—	5,143
Derivative instruments not designated as hedges:
Interest rate swaps	—	6,246	—	6,246
Interest rate swaptions	—	271	—	271
Cross-currency swaps	—	4,561	—	4,561
Total derivative instruments	—	35,604	—	35,604
Separate account assets	16,146,057	11,572,787	—	27,718,844
Total assets	$16,423,634	$32,209,700	$5,878	$48,639,212

Liabilities
Payable under securities lending agreements	$13,741	$—	$—	$13,741
Collateral under derivative counterparty collateral agreements	791	—	—	791
Derivative instruments designated as hedges:
Interest rate swaps	—	131	—	131
Cross-currency swaps	—	2,821	—	2,821
Derivative instruments not designated as hedges:
Interest rate swaps	—	1,844	—	1,844
Cross-currency swaps	—	131,791	—	131,791
Total derivative instruments	—	136,587	—	136,587
Separate account liabilities (1)	15	217,712	—	217,727
Total liabilities	$14,547	$354,299	$—	$368,846

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The methods and assumptions used to estimate the fair value of the Company’s financial assets and liabilities carried at fair value on a recurring basis are as follows:

Fixed maturity investments

The fair values for fixed maturity investments are generally based upon market prices from independent pricing services.  In cases where market prices are not readily available, fair values are estimated by the Company. To determine estimated fair value for these instruments, the Company generally utilizes discounted cash flow models with market observable pricing inputs such as spreads, average life, and credit quality. Fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty.

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

Derivative instruments

Included in other assets and other liabilities are derivative financial instruments. The estimated fair values of OTC derivatives, primarily consisting of cross-currency swaps, interest rate swaps, and interest rate swaptions, are the estimated amounts the Company would receive or pay to terminate the agreements at the end of each reporting period, taking into consideration current interest rates and other relevant factors.

Embedded derivatives - GLWB

Significant unobservable inputs are used in the fair value measurements of GLWB include long-term equity and interest rate implied volatility, mortality, and policyholder behavior assumptions, such as benefit utilization and partial withdrawals.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities
	Year Ended December 31, 2015
	Assets				Liabilities
	Fixed maturities available-for-sale				Embedded derivatives - GLWB
	Corporate	Asset-backed	Collateralized
	debt securities	securities	debt obligations	Total
Balances, January 1, 2015	$5,842	$36	$—	$5,878	$—
Realized and unrealized gains (losses) included in:
Net Income	—	—	—	—	11,257
Other comprehensive income (loss)	(178)	—	—	(178)	—
Settlements	(1,126)	—	—	(1,126)	—
Transfers out of Level 3 (1)	—	(36)	—	(36)	$—
Balances, December 31, 2015	$4,538	$—	$—	$4,538	$11,257
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at December 31, 2015	$—	$—	$—	$—	$11,257

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

The following table presents significant unobservable inputs used during the valuation of certain assets categorized within Level 3 of the recurring fair value measurements table:

December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range
Embedded derivatives - GLWB	$11,257	Risk neutral stochastic valuation methodology	Equity volatility	15% - 28%
			Swap curve	0.75% - 3.00%
			Mortality rate	Based on the Annuity 2000 Mortality Table
			Lapse rate	1% - 15%

Generally, the following will cause an increase (decrease) in GLWB embedded derivative fair value liabilities:

•	An increase (decrease) in equity volatility;

•	A decrease (increase) in interest rates;

•	A decrease (increase) in mortality;

•	A decrease (increase) in lapses.

The Company notes the following interrelationships:

•
Low equity returns will potentially result in higher in-the-moneyness.   This may result in lower lapses increasing the projected number of inforce policies and may also increase the fair value of the GLWB.

Non-recurring fair value measurements - Certain assets are measured at estimated fair value on a non-recurring basis and are not included in the tables above. The Company held zero and $9,242 of adjusted cost basis limited partnership interests which were impaired at December 31, 2015, and 2014, respectively, based on the fair value disclosed in the limited partnership financial statements. These limited partnership interests were recorded at estimated fair value and represent a non-recurring fair value measurement. The estimated fair value was categorized as Level 3.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

Fair value of financial instruments

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value on a recurring basis:

	December 31, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets
Mortgage loans on real estate	$3,247,704	$3,362,496	$3,363,570	$3,558,111
Policy loans	4,092,661	4,092,661	4,130,062	4,130,062
Limited partnership interests	35,039	34,882	38,796	41,853
Other investments	14,596	44,723	15,614	43,263

Liabilities
Annuity contract benefits without life contingencies	$11,104,721	$10,839,205	$10,569,147	$10,563,477
Policyholders’ funds	299,577	299,577	335,484	335,484
Commercial paper	93,371	93,371	98,589	98,589
Notes payable	532,575	563,633	532,547	564,904

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

Policy loans

Policy loans are funds provided to policyholders in return for a claim on the policy. The funds provided are limited to the cash surrender value of the underlying policy. The nature of policy loans is to have a negligible default risk as the loans are fully collateralized by the value of the policy. Policy loans do not have a stated maturity, and the balances and accrued interest are repaid either by the policyholder or with proceeds from the policy. Due to the collateralized nature of policy loans and unpredictable timing of repayments, the Company believes the fair value of policy loans approximates their carrying value.  The estimated fair value is classified as Level 2.

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

Notes payable

Notes payable is recorded in due to parent and affiliates in the consolidated balance sheets. The estimated fair value of the notes payable to GWL&A Financial is based upon quoted market prices from independent pricing services of securities with characteristics similar to those of the notes payable.  The estimated fair value is classified as Level 2.

9. Minimum Guarantees

The Company calculates additional liabilities for GMDB and GLWB. The following assumptions and methodology were used to determine GMDB additional reserves at December 31, 2015, and 2014.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following assumptions and methodology were used to determine GLWB additional reserves at December 31, 2015.

December 31, 2015
Area	Assumptions/Basis for Assumptions
Equity volatility	15% - 28%
Swap curve	0.75% - 3.00%
Mortality rate	Based on the Annuity 2000 Mortality Table
Lapse rate	1% - 15%

The separate account liabilities subject to the requirements for additional liabilities for GMDB and GLWB, net amount at risk, net of reinsurance, and the weighted average attained age of contract owners for GMDB and GLWB at December 31, 2015, and 2014, were as follows:

	GMDB	GLWB	Total
December 31, 2015
Separate account liability	$55,999	210,240	266,239
Net amount at risk, net of reinsurance	$29,050	7,582	36,632
Weighted average attained age	70	57	N/A

December 31, 2014
Separate account liability	$60,388	—	60,388
Net amount at risk, net of reinsurance	$30,095	—	30,095
Weighted average attained age	69	N/A	N/A

The paid and incurred amounts for GMDB and GLWB for the years ended December 31, 2015, 2014, and 2013 were as follows:

	GMDB	GLWB	Total
Additional liability balance:
Balances, January 1, 2013	6,928	—	6,928
Incurred guaranteed benefits	(135)	—	(135)
Paid guaranteed benefits	(800)	—	(800)
Balances, December 31, 2013	5,993	—	5,993
Incurred guaranteed benefits	305	—	305
Paid guaranteed benefits	(732)	—	(732)
Balances, December 31, 2014	5,566	—	5,566
Incurred guaranteed benefits	821	4,813	5,634
Paid guaranteed benefits	(920)	—	(920)
Balances, December 31, 2015	5,467	4,813	10,280

The aggregate fair value of equity securities supporting separate accounts with GMDB and GLWB were as follows:

	December 31, 2015	December 31, 2014
Equity securities - GMDB	$55,997	$60,368
Equity securities - GLWB	209,828	—
Total	265,825	60,368

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

10. Reinsurance

In the normal course of its business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage, quota share, yearly renewable term, coinsurance, and modified coinsurance contracts. The Company retains an initial maximum of $3,500 of coverage per individual life. This initial retention limit of $3,500 may increase due to automatic policy increases in coverage at a maximum rate of $175 per annum, with an overall maximum increase in coverage of $1,000.

Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. The failure of reinsurers to honor their obligations could result in losses to the Company.  The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.  At December 31, 2015, and 2014, the reinsurance receivables had carrying values in the amounts of $604,946 and $611,270, respectively.  Included in these amounts are $530,213 and $529,921 at December 31, 2015, and 2014, respectively, associated with reinsurance agreements with a related party.  At December 31, 2015, and 2014, 88% and 87%, respectively, of the total reinsurance receivable was due from CLAC, a related party.

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

The following tables summarize life insurance in-force and total premium income at and for the year ended December 31, 2015:

	Life insurance in-force
	Individual	Group	Total
Written and earned direct	$53,403,194	$41,855,857	$95,259,051
Reinsurance ceded	(10,169,625)	(393,512)	(10,563,137)
Reinsurance assumed	58,742,234	—	58,742,234
Net	$101,975,803	$41,462,345	$143,438,148
Percentage of amount assumed to net	58%	—%	41%

	Premium income
	Life insurance	Annuities	Total
Written and earned direct	$368,442	$503	$368,945
Reinsurance ceded	(48,107)	(86)	(48,193)
Reinsurance assumed	124,798	—	124,798
Net	$445,133	$417	$445,550

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

The following table summarizes total premium income for the year ended December 31, 2013:

	Premium income
	Life insurance	Annuities	Total
Written and earned direct	$315,100	$4,000	$319,100
Reinsurance ceded	(1,338)	(88)	(1,426)
Reinsurance assumed	146,419	—	146,419
Net	$460,181	$3,912	$464,093

Reinsurance recoveries for life and other policy benefits were $23,179, $23,965, and $34,716 for the years ended December 31, 2015, 2014, and 2013, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

11.  Deferred Acquisition Costs and Value of Business Acquired

The following table summarizes activity in DAC and VOBA:

	DAC	VOBA	Total
Balances, January 1, 2013	$172,416	$32,045	$204,461
Correction to Balance, January 1, 2013	45,058	—	45,058
Capitalized additions	80,486	—	80,486
Amortization and writedowns	(55,490)	(4,155)	(59,645)
Unrealized investment (gains) losses	71,601	1,327	72,928
Balances, December 31, 2013	314,071	29,217	343,288
Capitalized additions	110,315	—	110,315
Amortization and writedowns	(41,045)	(3,801)	(44,846)
Unrealized investment (gains) losses	(29,933)	(130)	(30,063)
Balances, December 31, 2014	353,408	25,286	378,694
Capitalized additions	63,093	—	63,093
Amortization and writedowns	(96,095)	(4,493)	(100,588)
Unrealized investment (gains) losses	73,012	(68)	72,944
Balances, December 31, 2015	$393,418	$20,725	$414,143

The estimated future amortization of VOBA for the years ended December 31, 2016, through December 31, 2020, is approximately $3,400 per annum.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

12.  Goodwill and Other Intangible Assets

The balance of goodwill, all of which is within the Empower Retirement (formerly known as “Retirement Services”) segment, is as follows:

	Goodwill
	2015	2014
Balances, January 1	$137,683	$105,255
Acquisitions (1)	—	32,428
Balances, December 31	$137,683	$137,683

(1) During 2014, the Company acquired goodwill of $32,428 from the acquisition of RPS. See Note 2 for additional discussion regarding the acquisition.

The following tables summarize other intangible assets, all of which are within the Empower Retirement segment:

	December 31, 2015
	Gross carrying	Accumulated
	amount	amortization	Net book value
Customer relationships	$47,580	$(24,251)	$23,329
Non-competition	1,325	(835)	490
Total	$48,905	$(25,086)	$23,819

	December 31, 2014
	Gross carrying	Accumulated
	amount	amortization	Net book value
Customer relationships (1)	$51,280	$(24,481)	$26,799
Non-competition (1)	1,325	(209)	1,116
Total	$52,605	$(24,690)	$27,915

(1) During 2014, the Company acquired $14,966 and $1,325 of customer relationship and non-competition intangible assets, respectively, from the acquisition of RPS. See Note 2 for additional discussion regarding the acquisition.

Amortization expense for other intangible assets included in general insurance expenses was $4,096, $3,531, and $3,094 for the years ended December 31, 2015, 2014, and 2013, respectively.  Except for goodwill, the Company has no intangible assets with indefinite lives.

The estimated future amortization of other intangible assets using current assumptions, which are subject to change, for the years ended December 31, 2016, through December 31, 2020, is approximately $2,800 per annum.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

13.  Commercial Paper

The Company maintains a commercial paper program that is partially supported by a $50,000 corporate credit facility.

The following table provides information regarding the Company’s commercial paper program:

	December 31,
	2015	2014
Face value	$93,371	$98,589
Carrying value	93,371	98,589
Effective interest rate	0.5%-0.6%	0.2%
Maturity range (days)	8 - 28	7 - 27

14.  Stockholder’s Equity and Dividend Restrictions

At December 31, 2015, and 2014, the Company had 50,000,000 shares of $1 par value preferred stock authorized, none of which was issued or outstanding at either date.  In addition, the Company has 50,000,000 shares of $1 par value common stock authorized, 7,232,986 and 7,032,000 of which were issued and outstanding at December 31, 2015, and 2014, respectively.

The Company’s net income and capital and surplus, as determined in accordance with statutory accounting principles and practices as prescribed by the National Association of Insurance Commissioners (“NAIC”), is as follows:

	Year Ended December 31,				December 31,
	2015	2014	2013		2015	2014
Net income	$187,232	$134,091	$175,292	Capital and surplus	$1,114,764	$1,000,938

Regulatory compliance is determined by a ratio of a company’s total adjusted capital (“TAC”) to its authorized control level risk-based capital (“ACL”), as determined in accordance with statutory accounting principles and practices as prescribed by the NAIC.  Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is 200% of ACL.  The Company’s risk-based capital ratio was in excess of the required amount as of December 31, 2015.

Dividends are paid as determined by the Board of Directors, subject to restrictions as discussed below.  During the years ended December 31, 2015, 2014, and 2013, the Company paid dividends in the amounts of $139,533, $316,401, and $102,436, respectively, to its parent company, GWL&A Financial.

As an insurance company domiciled in the State of Colorado, the Company is required to maintain a minimum of $2,000 of capital and surplus. In addition, the maximum amount of dividends which can be paid to stockholders by insurance companies domiciled in the State of Colorado, without prior approval of the Insurance Commissioner, is subject to restrictions relating to statutory capital and surplus and statutory net gain from operations. As filed with the Colorado Division of Insurance, the statutory capital and surplus and net gain from operations at and for the year ended December 31, 2015, were $1,114,764 and $189,576, respectively.  Based on the as filed amounts, the Company may pay an amount less than $111,476 of dividends during the year ended December 31, 2016, without the prior approval of the Colorado Insurance Commissioner.  Prior to any payments of dividends, the Company seeks approval from the Colorado Insurance Commissioner.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

15. Other Comprehensive Income

The following tables present the accumulated balances for each classification of other comprehensive income (loss):

	Year Ended December 31, 2015
	Unrealized holding gains / losses arising on fixed maturities, available-for-sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2015	$784,183	$33,141	$(108,194)	$(106,112)	$603,018
Other comprehensive income (loss) before reclassifications	(418,522)	20,190	42,409	12,825	(343,098)
Amounts reclassified from AOCI	(26,141)	(8,047)	—	7,706	(26,482)
Net current period other comprehensive income (loss)	(444,663)	12,143	42,409	20,531	(369,580)
Balances, December 31, 2015	$339,520	$45,284	$(65,785)	$(85,581)	$233,438

	Year Ended December 31, 2014
	Unrealized holding gains / losses arising on fixed maturities, available-for-sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2014	$434,023	$25,517	$(70,000)	$(43,786)	$345,754
Other comprehensive income (loss) before reclassifications	381,198	13,089	(38,194)	(67,380)	288,713
Amounts reclassified from AOCI	(31,038)	(5,465)	—	5,054	(31,449)
Net current period other comprehensive income (loss)	350,160	7,624	(38,194)	(62,326)	257,264
Balances, December 31, 2014	$784,183	$33,141	$(108,194)	$(106,112)	$603,018

	Year Ended December 31, 2013
	Unrealized holding gains / losses arising on fixed maturities, available-for-sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2013	$927,678	$24,962	$(194,147)	$(122,794)	$635,699
Other comprehensive income (loss) before reclassifications	(467,178)	2,016	124,147	68,422	(272,593)
Amounts reclassified from AOCI	(26,477)	(1,461)	—	10,586	(17,352)
Net current period other comprehensive income (loss)	(493,655)	555	124,147	79,008	(289,945)
Balances, December 31, 2013	$434,023	$25,517	$(70,000)	$(43,786)	$345,754

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

 The following tables present the composition of other comprehensive income (loss):

	Year Ended December 31, 2015
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$(643,880)	$225,358	$(418,522)
Unrealized holding gains (losses), net, arising on cash flow hedges	31,061	(10,871)	20,190
Reclassification adjustment for (gains) losses, net, realized in net income	(52,597)	18,409	(34,188)
Net unrealized gains (losses) related to investments	(665,416)	232,896	(432,520)
Future policy benefits, DAC and VOBA adjustments	65,245	(22,836)	42,409
Net unrealized gains (losses)	(600,171)	210,060	(390,111)
Employee benefit plan adjustment	31,586	(11,055)	20,531
Other comprehensive income (loss)	$(568,585)	$199,005	$(369,580)

	Year Ended December 31, 2014
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$586,458	$(205,260)	$381,198
Unrealized holding gains (losses), net, arising on cash flow hedges	20,137	(7,048)	13,089
Reclassification adjustment for (gains) losses, net, realized in net income	(56,159)	19,656	(36,503)
Net unrealized gains (losses) related to investments	550,436	(192,652)	357,784
Future policy benefits, DAC and VOBA adjustments	(58,760)	20,566	(38,194)
Net unrealized gains (losses)	491,676	(172,086)	319,590
Employee benefit plan adjustment	(95,886)	33,560	(62,326)
Other comprehensive income (loss)	$395,790	$(138,526)	$257,264

	Year Ended December 31, 2013
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$(718,735)	$251,557	$(467,178)
Unrealized holding gains (losses), net, arising on cash flow hedges	3,102	(1,086)	2,016
Reclassification adjustment for (gains) losses, net, realized in net income	(42,982)	15,044	(27,938)
Net unrealized gains (losses) related to investments	(758,615)	265,515	(493,100)
Future policy benefits, DAC and VOBA adjustments	190,995	(66,848)	124,147
Net unrealized gains (losses)	(567,620)	198,667	(368,953)
Employee benefit plan adjustment	121,551	(42,543)	79,008
Other comprehensive income (loss)	$(446,069)	$156,124	$(289,945)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following table presents the reclassifications out of accumulated other comprehensive income (loss):

	Year Ended December 31,
	2015		2014
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the statement where net income is presented
Unrealized holdings (gains) losses, net, arising on fixed maturities, available-for-sale	$(40,217)		$(47,751)		Other realized investment (gains) losses, net
	(40,217)		(47,751)		Total before tax
	(14,076)		(16,713)		Tax expense or benefit
	$(26,141)		$(31,038)		Net of tax

Unrealized holdings (gains) losses, net, arising on cash flow hedges	$(12,380)		$(8,408)		Net investment income
	(12,380)		(8,408)		Total before tax
	(4,333)		(2,943)		Tax expense or benefit
	$(8,047)		$(5,465)		Net of tax

Amortization of employee benefit plan items
Prior service costs (benefits)	$(694)	(1)	$3,189	(1)
Actuarial losses (gains)	12,550	(1)	2,730	(1)
Settlement	—	(1)	1,857	(1)
	11,856		7,776		Total before tax
	4,150		2,722		Tax expense or benefit
	$7,706		$5,054		Net of tax

Total reclassification	$(26,482)		$(31,449)		Net of tax

(1) These accumulated other comprehensive income components are included in the computation of net periodic (benefit) cost of employee benefit plans (see Note 17 for additional details).

16.  General Insurance Expenses

The following table summarizes the significant components of general insurance expenses:

	Year Ended December 31,
	2015	2014	2013
Compensation	$564,008	$406,601	$359,280
Commissions	206,360	210,797	184,238
Other	308,628	163,593	106,829
Total general insurance expenses	$1,078,996	$780,991	$650,347

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

17.  Employee Benefit Plans

Defined Benefit Pension, Post-Retirement Medical, and Supplemental Executive Retirement Plans

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

The Company also provides Supplemental Executive Retirement Plans to certain key executives. These plans provide key executives with certain benefits upon retirement, disability, or death based upon total compensation. The Company has purchased individual life insurance policies with respect to employees covered by these plans. The Company is the owner and beneficiary of the insurance contracts.

A December 31 measurement date is used for the employee benefit plans.

The following tables provide a reconciliation of the changes in the benefit obligations, fair value of plan assets and the underfunded status for the Company’s Defined Benefit Pension, Post-Retirement Medical, and Supplemental Executive Retirement plans:

	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Change in projected benefit obligation:
Benefit obligation, January 1	$583,080	$456,402	$12,782	$11,081	$55,832	$62,305	$651,694	$529,788
Service cost	12,851	4,952	1,042	985	282	586	14,175	6,523
Interest cost	23,987	23,068	560	574	2,122	2,528	26,669	26,170
Actuarial (gain) loss	(42,863)	113,410	3,360	(2,092)	(9,504)	3,376	(49,007)	114,694
Regular benefits paid	(16,238)	(14,752)	(1,446)	(508)	(4,874)	(16,874)	(22,558)	(32,134)
Amendment	—	—	—	(569)	—	3,911	—	3,342
Acquisition	—	—	339	3,311	—	—	339	3,311
Benefit obligation, December 31	$560,817	$583,080	$16,637	$12,782	$43,858	$55,832	$621,312	$651,694
Accumulated benefit obligation	$544,011	$562,760	$16,637	$12,782	$42,182	$50,032	$602,830	$625,574

On January 1, 2015, the Company acquired the retirement business of Putnam, an affiliate of the Company. See Note 2 for additional discussion regarding the acquisition. Per the terms of the Asset Transfer Agreement, the Company was required to give each Putnam employee full credit for the employee’s service period with Putnam prior to the closing date for the purpose of eligibility to participate, vesting and level of benefits under the Post-Retirement Medical Plan.  As a result, approximately 150 individuals became eligible participants of the Post-Retirement Medical Plan at January 1, 2015.  The transaction was

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

recorded as a prior service cost, which resulted in a $339 increase before tax to other liabilities and expenses and a decrease to accumulated other comprehensive income.
On August 29, 2014, the Company completed the acquisition of RPS. See Note 2 for additional discussion regarding the acquisition. Per the terms of the Purchase and Sale Agreement, the Company was required to give each RPS employee full credit for the employee’s service period with RPS prior to the closing date, for the purpose of eligibility to participate, vesting, and level of benefits under the Post-Retirement Medical Plan. As a result, approximately 1,000 individuals became eligible participants of the Post-Retirement Medical Plan at the acquisition date. The acquisition resulted in a $3,311 increase before tax to other liabilities with an offsetting increase to goodwill.

During 2014, one participant in the Supplemental Executive Retirement Plan received an enhancement to his benefit. The enhancement resulted in a $3,911 increase before tax to other liabilities with an offsetting decrease to accumulated other comprehensive income.

During 2014, the Post-Retirement Medical Plan was amended to allow only one medical plan option to retirees.

	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Change in plan assets:
Value of plan assets, January 1	$443,962	$404,335	$—	$—	$—	$—	$443,962	$404,335
Actual return on plan assets	(593)	43,662	—	—	—	—	(593)	43,662
Employer contributions	—	10,717	1,446	508	4,874	16,874	6,320	28,099
Benefits paid	(16,238)	(14,752)	(1,446)	(508)	(4,874)	(16,874)	(22,558)	(32,134)
Value of plan assets, December 31	$427,131	$443,962	$—	$—	$—	$—	$427,131	$443,962

	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	December 31,		December 31,		December 31,		December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Under funded status at December 31	$(133,686)	$(139,118)	$(16,637)	$(12,782)	$(43,858)	$(55,832)	$(194,181)	$(207,732)

The following table presents amounts recognized in the consolidated balance sheets for the Company’s Defined Benefit Pension, Post-Retirement Medical, and Supplemental Executive Retirement plans:

	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	December 31,		December 31,		December 31,		December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Amounts recognized in consolidated balance sheets:
Other liabilities	$(133,686)	$(139,118)	$(16,637)	$(12,782)	$(43,858)	$(55,832)	$(194,181)	$(207,732)
Accumulated other comprehensive income (loss)	(139,316)	(165,652)	8,540	14,390	(890)	(11,990)	(131,666)	(163,252)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following table provides information regarding amounts in AOCI that have not yet been recognized as components of net periodic benefit cost at December 31, 2015:

	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax
Net gain (loss)	$(139,316)	$(90,555)	$6,815	$4,430	$1,311	$852	$(131,190)	$(85,273)
Net prior service (cost) credit	—	—	1,725	1,121	(2,201)	(1,431)	(476)	(310)
	$(139,316)	$(90,555)	$8,540	$5,551	$(890)	$(579)	$(131,666)	$(85,583)

The following table provides information regarding amounts in AOCI that are expected to be recognized as components of net periodic benefit costs during the year ended December 31, 2016:

	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax
Net gain (loss)	$(9,940)	$(6,461)	$341	$222	$61	$40	$(9,538)	$(6,199)
Prior service (cost) credit	—	—	1,102	716	(501)	(326)	601	390
	$(9,940)	$(6,461)	$1,443	$938	$(440)	$(286)	$(8,937)	$(5,809)

The expected benefit payments for the Company’s Defined Benefit Pension, Post-Retirement Medical, and Supplemental Executive Retirement plans for the years indicated are as follows:

	Defined Benefit Pension Plan	Post-Retirement Medical Plan	Supplemental Executive Retirement Plan
2016	$17,148	$787	$3,337
2017	18,164	805	3,320
2018	19,820	800	2,852
2019	21,211	880	2,535
2020	22,753	913	2,510
2021 through 2025	144,889	5,997	17,504

Net periodic (benefit) cost of the Defined Benefit Pension, Post-Retirement Medical, and Supplemental Executive Retirement plans included in general insurance expenses in the accompanying consolidated statements of income includes the following components:

	Defined Benefit Pension Plan
	Year Ended December 31,
	2015	2014	2013
Components of net periodic cost:
Service cost	$12,851	$4,952	$5,527
Interest cost	23,987	23,068	20,897
Expected return on plan assets	(28,345)	(29,288)	(24,499)
Amortization of unrecognized prior service cost	13	51	51
Amortization of loss from earlier periods	12,398	2,898	16,001
Net periodic cost	$20,904	$1,681	$17,977

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

	Post-Retirement Medical Plan
	Year Ended December 31,
	2015	2014	2013
Components of net periodic benefit:
Service cost	$1,042	$985	$947
Interest cost	560	574	512
Amortization of unrecognized prior service benefit	(1,640)	(1,706)	(1,650)
Amortization of gain from earlier periods	(511)	(450)	(348)
Net periodic benefit	$(549)	$(597)	$(539)

	Supplemental Executive Retirement Plan
	Year Ended December 31,
	2015	2014	2013
Components of net periodic cost:
Service cost	$282	$586	$1,002
Interest cost	2,122	2,528	2,548
Amortization of unrecognized prior service cost	933	4,844	933
Amortization of loss from earlier periods	663	282	1,299
Settlement	—	1,857	—
Net periodic cost	$4,000	$10,097	$5,782

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

The following tables present the assumptions used in determining benefit obligations of the Defined Benefit Pension, Post-Retirement Medical, and the Supplemental Executive Retirement plans:

	Defined Benefit Pension Plan
	December 31,
	2015	2014
Discount rate	4.55%	4.17%
Rate of compensation increase	4.47%	4.47%

	Post-Retirement Medical Plan
	December 31,
	2015	2014
Discount rate	4.31%	3.94%
Initial health care cost trend	7.00%	6.50%
Ultimate health care cost trend	5.00%	5.00%
Year ultimate trend is reached	2024	2018

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

	Supplemental Executive Retirement Plan
	December 31,
	2015	2014
Discount rate	4.22%	3.99%
Rate of compensation increase	4.00%	4.00%

During 2015, the Company adopted the Society of Actuaries 2015 Mortality Tables Report (RP-2015) and Mortality Improvement Scale (MP-2015), which adjusted the mortality assumptions used to measure retirement plan obligations.  These mortality assumptions are an update to the tables adopted in 2014, to reflect two additional years of U.S. population mortality improvement data.

During 2014, the Company adopted the Society of Actuaries 2014 Mortality Tables Report (RP-2014) and Mortality Improvement Scale (MP-2014), which adjusted the mortality assumptions used to measure retirement plan obligations. The updated mortality assumptions reflect increasing life expectancies in the United States, reflecting an increase to the Company’s benefit obligations of the Defined Benefit Pension, Post-Retirement Medical, and the Supplemental Executive Retirement plans. Future expenses of the Defined Benefit Pension, Post-Retirement Medical, and the Supplemental Executive Retirement plans are also expected to increase due to the new mortality assumptions.

The following tables present the assumptions used in determining the net periodic (benefit) cost of the Defined Benefit Pension, Post-Retirement Medical, and the Supplemental Executive Retirement plans:

	Defined Benefit Pension Plan
	Year Ended December 31,
	2015	2014
Discount rate	4.17%	5.11%
Expected return on plan assets	6.50%	7.25%
Rate of compensation increase	4.47%	4.47%

	Post-Retirement Medical Plan
	Year Ended December 31,
	2015	2014
Discount rate	3.94%	4.83%
Initial health care cost trend	6.50%	7.00%
Ultimate health care cost trend	5.00%	5.00%
Year ultimate trend is reached	2018	2018

	Supplemental Executive Retirement Plan
	Year Ended December 31,
	2015	2014
Discount rate	3.99%	4.61%
Rate of compensation increase	4.00%	4.00%

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following table presents the impact on the Post-Retirement Medical Plan that a one-percentage-point change in assumed health care cost trend rates would have on the following:

	One percentage point increase	One percentage point decrease
Increase (decrease) on total service and interest cost on components	$271	$(225)
Increase (decrease) on post-retirement benefit obligation	2,099	(1,801)

The following table presents how the Company’s Defined Benefit Pension Plan assets are invested:

	December 31,
	2015	2014
Equity securities	67%	65%
Debt securities	31%	33%
Other	2%	2%
Total	100%	100%

The following tables present information about the Defined Benefit Retirement Plan’s assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Defined benefit plan assets measured at fair value on a recurring basis
	December 31, 2015
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Common collective trust funds:
Equity index funds	$—	$94,751	$—	$94,751
Midcap index funds	—	88,267	—	88,267
World equity index funds	—	8,511	—	8,511
U.S. equity market funds	—	94,471	—	94,471
Total common collective trust funds	—	286,000	—	286,000
Fixed maturity investments:
U.S. government direct obligations and agencies	—	6,753	—	6,753
Obligations of U.S. states and their municipalities	—	19,074	—	19,074
Corporate debt securities	—	93,811	—	93,811
Asset-backed securities	—	8,149	—	8,149
Commercial mortgage-backed securities	—	2,926	—	2,926
Total fixed maturity investments	—	130,713	—	130,713
Preferred stock	280	—	—	280
Limited partnership investments	—	—	7,654	7,654
Money market funds	2,484	—	—	2,484
Total defined benefit plan assets	$2,764	$416,713	$7,654	$427,131

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

	Fair value measurements using significant unobservable inputs (Level 3) limited partnership interest
	Year Ended December 31,
	2015	2014
Balance, January 1	$8,114	$7,557
Actual return on plan assets	(655)	510
Capital contributions to limited partnership interest	1,319	656
Capital distributions from limited partnership interest	(1,124)	(609)
Balance, December 31	$7,654	$8,114

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

The Defined Benefit Pension Plan utilizes various investment securities. Generally, investment securities are exposed to various risks, such as interest rate risks, credit risk, and overall market volatility. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur and that such changes could materially affect the amounts reported.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following table presents the ranges the Company targets for the allocation of invested Defined Benefit Pension Plan assets at December 31, 2016:

December 31, 2016
Equity securities	30%
Debt securities	52%
Other	18%
Total	100%

Management estimates the value of these investments will be recoverable.  The Company does not expect any plan assets to be returned to it during the year ended December 31, 2016.  The Company expects to make payments of approximately $787 with respect to its Post-Retirement Medical Plan and $3,337 with respect to its Supplemental Executive Retirement Plan during the year ended December 31, 2016.

Other employee benefit plans

The Company has an executive deferred compensation plan providing key executives with the opportunity to participate in an unfunded deferred compensation program.  Under the program, participants may defer base compensation and bonuses and earn interest on the amounts deferred.  The program is not qualified under Section 401 of the Internal Revenue Code.  Participant balances, which are reflected in other liabilities in the accompanying consolidated balance sheets, are $8,678 and $10,051 at December 31, 2015, and 2014, respectively.  The participant deferrals earned interest at the average rates of 6.48% and 6.53% during the years ended December 31, 2015, and 2014, respectively.  The interest rate is based on the Moody’s Average Annual Corporate Bond Index rate plus 0.45% for actively employed participants and fixed rates ranging from 4.29% to 5.07% for retired participants.

The Company offers an unfunded, non-qualified deferred compensation plan to a select group of management and highly compensated individuals.  Participants defer a portion of their compensation and realize potential market gains or losses on the invested contributions.  The program is not qualified under Section 401 of the Internal Revenue Code.  Participant balances, which are included in other liabilities in the accompanying consolidated balance sheets, are $18,654 and $16,633 at December 31, 2015, and 2014, respectively.

The Company sponsors a qualified defined contribution benefit plan covering all employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service (“IRS”). Currently, the Company matches a percentage of employee contributions in cash. The Company recognized $13,016, $8,479, and $6,693 in expense related to this plan for the years ended December 31, 2015, 2014, and 2013, respectively.

18.  Income Taxes

The provision for income taxes is comprised of the following:

	Year Ended December 31,
	2015	2014	2013
Current	$76,842	$80,859	$82,878
Deferred	21,682	75,044	(24,087)
Total income tax provision	$98,524	$155,903	$58,791

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective federal income tax rate:

	Year Ended December 31,
	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(3.0)%	(1.8)%	(4.6)%
Tax credits	(0.2)%	(0.3)%	(2.0)%
State income taxes, net of federal benefit	3.2%	1.0%	3.3%
Income tax contingency provisions	—%	(1.2)%	(0.4)%
Other, net	(0.9)%	0.2%	—%
Effective federal income tax rate	34.1%	32.9%	31.3%

A reconciliation of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of year	$26,890	$21,154	$25,850
Additions to tax positions in the current year	1,383	13,931	—
Additions to tax positions in the prior year	50	—	1,497
Reductions to tax positions in the prior year	—	—	(180)
Reductions to tax positions from statutes expiring	(5,230)	(8,195)	(6,013)
Balance, end of year	$23,093	$26,890	$21,154

There were no tax benefits included in the unrecognized tax benefits of $23,093 at December 31, 2015, that would impact the annual effective tax rate. The Company anticipates a decrease in its unrecognized tax benefits of $4,500 to $5,500 in the next twelve months, primarily due to changes in the composition of the consolidated group.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in current income tax expense.  The Company recognized decreases of $193, $2,916, and $286 in interest and penalties related to the uncertain tax positions during the years ended December 31, 2015, 2014, and 2013, respectively.  The Company had approximately $1,017 and $1,210 accrued for the payment of interest and penalties at December 31, 2015, and 2014, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years 2011 and prior.  Tax years 2012 through 2014 are open to federal examination by the I.R.S.  The Company does not expect significant increases or decreases to unrecognized tax benefits relating to federal, state, or local audits.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities.  The tax effect of temporary differences, which give rise to the deferred tax assets and liabilities, is as follows:

	December 31,
	2015		2014
	Deferred	Deferred	Deferred	Deferred
	tax asset	tax liability	tax asset	tax liability
Policyholder reserves	$—	$262,822	$—	$255,926
Deferred acquisition costs	—	8,533	2,467	—
Investment assets	—	221,303	—	426,477
Policyholder dividends	8,919	—	10,002	—
Net operating loss carryforward	113,637	—	122,177	—
Pension plan accrued benefit liability	79,945	—	84,351	—
Goodwill	—	33,034	—	26,022
Experience rated refunds	12,673	—	13,431	—
Tax credits	154,017	—	149,516	—
Other	19,385	—	11,865	—
Total deferred taxes	$388,576	$525,692	$393,809	$708,425

The deferred tax liability amounts presented for investment assets above include $171,780 and $381,838 related to the net unrealized losses (gains) on the Company’s investments, which are classified as available-for-sale at December 31, 2015, and 2014, respectively.

The Company, together with certain of its subsidiaries, and Lifeco U.S. have entered into an income tax allocation agreement whereby Lifeco U.S. files a consolidated federal income tax return.  Under the agreement, these companies are responsible for and will receive the benefits of any income tax liability or benefit computed on a separate tax return basis.

The Company has federal net operating loss carry forwards generated by a subsidiary that is included in the Lifeco U.S. consolidated federal income tax return.  As of December 31, 2015, the subsidiary had net operating loss carry forwards expiring as follows:

Year	Amount
2021	$37,747
2022	136,796
2023	81,693
2028	2,215
Total	$258,451

During the years ended December 31, 2015, 2014, and 2013, the Company generated $3,295, $15,506, and $25,013 of Guaranteed Federal Low Income Housing tax credit carryforwards, respectively.  As of December 31, 2015, the total credit carryforward for Low Income Housing is $142,878.  These credits will begin to expire in 2030.

Included in due from parent and affiliates at December 31, 2015, and 2014 is $11,790 and $13,400, respectively, of income taxes receivable primarily from Lifeco U.S. related to the consolidated income tax return filed by the Company and certain subsidiaries.

Included in the consolidated balance sheets at December 31, 2015, and 2014 is $7,721 and $7,176, respectively, of income taxes receivable in other assets primarily related to the separate state income tax returns filed by certain subsidiaries.

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

Empower Retirement

The Empower Retirement reporting and operating segment provides various retirement plan products and investment options as well as comprehensive administrative and record-keeping services for financial institutions and employers, which include educational, advisory, enrollment, and communication services for employer-sponsored defined contribution plans and associated defined benefit plans.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following tables summarize segment financial information:

	Year Ended December 31, 2015
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$360,783	$533	$84,234	$445,550
Fee income	87,471	853,076	3,979	944,526
Other revenue	—	13,563	—	13,563
Net investment income	801,935	398,639	53,856	1,254,430
Realized investments gains (losses), net	28,864	54,752	94	83,710
Total revenues	1,279,053	1,320,563	142,163	2,741,779
Benefits and expenses:
Policyholder benefits	931,631	201,791	101,205	1,234,627
Operating expenses	159,719	992,564	65,890	1,218,173
Total benefits and expenses	1,091,350	1,194,355	167,095	2,452,800
Income (loss) before income taxes	187,703	126,208	(24,932)	288,979
Income tax expense (benefit)	64,360	43,058	(8,894)	98,524
Net income (loss)	$123,343	$83,150	$(16,038)	$190,455

	December 31, 2015
	Individual	Empower
	Markets	Retirement	Other	Total
Assets:
Investments	$16,074,681	$10,966,096	$1,770,249	$28,811,026
Other assets	1,358,934	927,061	149,655	2,435,650
Separate account assets	7,031,013	19,600,180	—	26,631,193
Assets of continuing operations	$24,464,628	$31,493,337	$1,919,904	57,877,869
Assets of discontinued operations				21,910
Total assets				$57,899,779

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

	Year Ended December 31, 2014
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$360,305	$1,215	$84,875	$446,395
Fee income	95,631	629,533	4,015	729,179
Other revenue	—	7,506	—	7,506
Net investment income	748,015	426,340	54,033	1,228,388
Realized investments gains (losses), net	44,381	102,597	393	147,371
Total revenues	1,248,332	1,167,191	143,316	2,558,839
Benefits and expenses:
Policyholder benefits	902,982	206,339	113,124	1,222,445
Operating expenses	136,850	647,165	79,107	863,122
Total benefits and expenses	1,039,832	853,504	192,231	2,085,567
Income (loss) before income taxes	208,500	313,687	(48,915)	473,272
Income tax expense (benefit)	68,719	104,162	(16,978)	155,903
Net income (loss)	$139,781	$209,525	$(31,937)	$317,369

	December 31, 2014
	Individual	Empower
	Markets	Retirement	Other	Total
Assets:
Investments	$15,928,591	$10,621,831	$1,772,821	$28,323,243
Other assets	1,283,256	855,728	142,824	2,281,808
Separate account assets	7,247,463	20,471,381	—	27,718,844
Assets of continuing operations	$24,459,310	$31,948,940	$1,915,645	58,323,895
Assets of discontinued operations				24,324
Total assets				$58,348,219

	Year Ended December 31, 2013
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$354,202	$3,954	$105,937	$464,093
Fee income	94,037	519,842	4,365	618,244
Other revenue	7,355	—	—	7,355
Net investment income	688,279	351,729	51,381	1,091,389
Realized investments gains (losses), net	19,071	(33,233)	26	(14,136)
Total revenues	1,162,944	842,292	161,709	2,166,945
Benefits and expenses:
Policyholder benefits	921,096	196,115	114,880	1,232,091
Operating expenses	142,141	538,209	66,971	747,321
Total benefits and expenses	1,063,237	734,324	181,851	1,979,412
Income (loss) before income taxes	99,707	107,968	(20,142)	187,533
Income tax expense	34,265	33,240	(8,714)	58,791
Net income (loss)	$65,442	$74,728	$(11,428)	$128,742

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

Compensation Expense Related to Share-Based Compensation

The compensation expense related to share-based compensation was as follows:

	Year Ended December 31,
	2015	2014	2013
Lifeco Stock Plan	$1,655	$3,384	$2,579
Performance Share Unit Plan	2,320	6,263	6,860
Total compensation expense	$3,975	$9,647	$9,439
Income tax benefits	$1,143	$2,404	$2,732

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following table presents the total unrecognized compensation expense related to share-based compensation at December 31, 2015, and the expected weighted average period over which these expenses will be recognized:

	Expense	Weighted average period (years)
Lifeco Stock Plan	$2,238	1.7
Performance Share Unit Plan	3,585	1.4

Equity Award Activity

During the year ended December 31, 2015, Lifeco granted 714,101 stock options to employees of the Company.  These stock options vest over five-year periods ending in 2020.  Compensation expense of $2,376 will be recognized in the Company’s financial statements over the vesting period of these stock options using the accelerated method of recognition.

The following table summarizes the status of, and changes in, the Lifeco plan options granted to Company employees which are outstanding.  The options granted relate to underlying stock traded in Canadian dollars on the Toronto Stock Exchange; therefore, the amounts, which are presented in United States dollars, will fluctuate as a result of exchange rate fluctuations.

		Weighted average
	Shares under option	Exercise price (Whole dollars)	Remaining contractual term (Years)	Intrinsic value (1)
Outstanding, January 1, 2015	3,793,658	$26.49
Granted	714,101	25.74
Exercised	(692,756)	20.39
Cancelled and expired	(181,660)	21.95
Outstanding, December 31, 2015	3,633,343	21.68	5.9	$13,154
Vested and expected to vest, December 31, 2015	3,633,343	$21.68	5.9	$13,154
Exercisable, December 31, 2015	2,360,613	$21.01	4.7	$10,078

(1) The aggregate intrinsic value is calculated as the difference between the market price of Lifeco common shares on December 31, 2015, and the exercise price of the option (only if the result is positive) multiplied by the number of options.

The following table presents additional information regarding stock options under the Lifeco plan:

	Year Ended December 31,
	2015	2014	2013
Weighted average fair value of options granted	$3.33	$5.53	$4.56
Intrinsic value of options exercised (1)	4,234	401	1,437
Fair value of options vested	1,670	4,491	1,843

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The fair value of the options granted during was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2015	2014	2013
Dividend yield	3.66%	3.95%	4.53%
Expected volatility	19.10%	26.63%	26.73%
Risk free interest rate	0.90%	1.75%	1.38%
Expected duration (years)	6.0	6.0	6.0

Liability Award Activity

The following table summarizes the status of, and changes in, the Performance Share Unit Plan units granted to Company employees which are outstanding:

Performance Units
Outstanding, January 1, 2015	521,295
Granted	204,864
Forfeited	(55,316)
Exercised	(230,754)
Outstanding, December 31, 2015	440,089

Vested and expected to vest, December 31, 2015	440,089

The cash payment in settlement of the Performance Share Unit Plan units was $6,375 and $5,914 for the years ended December 31, 2015, and 2014, respectively.

21.  Commitments and Contingencies

Commitments

The following table summarizes the Company’s future purchase obligations and commitments:

	Payment due by period
	Less than one year	One to three years	Three to five years	More than five years	Total
Related party long-term debt - principal (1)	$—	$—	$—	$528,400	$528,400
Related party long-term debt - interest (2)	37,031	74,062	74,062	789,976	975,131
Investment purchase obligations (3)	50,692	—	—	—	50,692
Operating leases (4)	12,681	22,415	17,066	4,510	56,672
Other liabilities (5)	32,341	45,623	37,438	27,601	143,003
Total	$132,745	$142,100	$128,566	$1,350,487	$1,753,898

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

(2) Related party long-term debt interest - One long-term surplus note bears interest at a fixed rate through maturity.  The second surplus note bears interest initially at a fixed rate that will change in the future based upon the then current three-month London Interbank Offering Rate.  The interest payments shown in this table are calculated based upon the contractual rates in effect on December 31, 2015, and do not consider the impact of future interest rate changes.

(3)  Investment purchase obligations - The Company makes commitments to fund partnership interests, mortgage loans on real estate, and other investments in the normal course of its business.  As the timing of the fulfillment of the commitment to fund partnership interests cannot be predicted, such obligations are presented in the less than one year category.  The timing of the funding of mortgage loans on real estate is based on the expiration date of the commitment. The amounts of these unfunded commitments at December 31, 2015, and 2014, were $50,692 and $166,356, of which $8,692 and $4,997 was related to cost basis limited partnership interests, respectively, all of which is due within one year from the dates indicated.

(4)  Operating leases - The Company is obligated to make payments under various non-cancelable operating leases, primarily for office space. Contractual provisions exist that could increase the lease obligations presented, including operating expense escalation clauses. Management does not consider the impact of any such clauses to be material to the Company’s operating lease obligations. The Company incurred rent expense, net of sublease income, of $12,050, $7,628, and $5,439 for the years ended December 31, 2015, 2014, and 2013, respectively and is recorded in general insurance expense. The Company’s total future operating lease obligation will be reduced by minimum reimbursement of $8,640 due in the future under non-cancelable agreements.

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
·                  Unrecognized tax benefits

The Company has a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility expires on March 1, 2018.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth, of $1,100,000, as defined in the credit facility agreement (both compiled on the unconsolidated statutory accounting basis prescribed by the NAIC), for each quarter ending after December 31, 2014.  The Company was in compliance with all covenants at December 31, 2015, and 2014. At December 31, 2015, and 2014 there were no outstanding amounts related to the current and prior credit facilities.

GWSC and CLAC are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,176,680 and renews annually until it expires on July 3, 2027.  The second letter of credit is for $70,000 and renews annually until it expires on December 31, 2017.  At December 31, 2015, and 2014, there were no outstanding amounts related to the letters of credit. See Note 4 for additional discussion regarding these letters of credit.

In addition, the Company has other letters of credit with a total amount of $9,095, renewable annually for an indefinite period of time. At December 31, 2015, and 2014, there were no outstanding amounts related to those letters of credit.

Contingencies

From time to time, the Company may be threatened with, or named as a defendant in, lawsuits, arbitrations, and administrative claims. Any such claims that are decided against the Company could harm the Company’s business. The Company is also subject to periodic regulatory audits and inspections which could result in fines or other disciplinary actions. Unfavorable

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

outcomes in such matters may result in a material impact on the Company's financial position, results of operations, or cash flows.

The Company is defending a lawsuit related to a motor vehicle accident involving an employee. It received a $20,000 demand from the plaintiff’s attorney during the fourth quarter of 2014.  The amount is fully indemnified by a third-party insurer.

The Company is defending lawsuits relating to the administration of its staff retirement plan, or to the costs and features of certain of its retirement or fund products. These actions are at their early stages. Management believes the claims are without merit and will defend these actions. Based on the information known, these actions will not have a material adverse effect on the consolidated financial position of the Company.

The Company is involved in other various legal proceedings that arise in the ordinary course of its business.  In the opinion of management, after consultation with counsel, the likelihood of loss from the resolution of these proceedings is remote and/or the estimated loss is not expected to have a material effect on the Company’s consolidated financial position, results of its operations, or cash flows.

22.  Subsequent Events

On February 4, 2016, the Company’s Board of Directors declared dividends of $73,401, payable on March 15, 2016, to its sole shareholder, GWL&A Financial.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Schedule III
Supplemental Insurance Information
(In Thousands)

	As of and for the Year Ended December 31, 2015
	Individual Markets Segment	Empower Retirement Segment	Other Segment	Total
Deferred acquisition costs	$319,447	$73,971	$—	$393,418
Future policy benefits, losses, claims, and expenses	15,835,811	10,810,352	419,493	27,065,656
Unearned premium reserves	45,325	—	—	45,325
Other policy claims and benefits payable	699,559	662	26,760	726,981
Premium income	360,783	533	84,234	445,550
Net investment income	801,935	398,639	53,856	1,254,430
Benefits, claims, losses, and settlement expenses	931,631	201,791	101,205	1,234,627
Amortization of deferred acquisition costs	55,876	40,219	—	96,095
Other operating expenses	103,843	952,345	65,890	1,122,078

	As of and for the Year Ended December 31, 2014
	Individual Markets Segment	Empower Retirement Segment	Other Segment	Total
Deferred acquisition costs	$284,174	$69,234	$—	$353,408
Future policy benefits, losses, claims, and expenses	14,980,872	10,533,822	409,880	25,924,574
Unearned premium reserves	43,837	—	—	43,837
Other policy claims and benefits payable	726,479	581	26,155	753,215
Premium income	360,305	1,215	84,875	446,395
Net investment income	748,015	426,340	54,033	1,228,388
Benefits, claims, losses, and settlement expenses	902,982	206,339	113,124	1,222,445
Amortization of deferred acquisition costs	13,700	27,345	—	41,045
Other operating expenses	123,150	619,820	79,107	822,077

	Year Ended December 31, 2013
	Individual Markets Segment	Empower Retirement Segment	Other Segment	Total
Premium income	$354,202	$3,954	$105,937	$464,093
Net investment income	688,279	351,729	51,381	1,091,389
Benefits, claims, losses, and settlement expenses	921,096	196,115	114,880	1,232,091
Amortization of deferred acquisition costs	34,650	20,840	—	55,490
Other operating expenses	107,491	517,369	66,971	691,831

Item 9.
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no change in the Company’s independent registered public accounting firm nor have there been any disagreements on accounting or financial disclosure matters.

Item 9A.
Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the President and Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2015.  Based upon that evaluation, the President and Chief Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective as of December 31, 2015.

As of December 31, 2015, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, using criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on the criteria in the COSO (2013) Framework, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015.

As the Company is neither an accelerated filer nor a large accelerated filer, management’s internal control over financial reporting is not subject to attestation by the Company’s registered public accounting firm pursuant to final rules of the Securities and Exchange Commission that permit the Company to provide only management’s assessment in this annual report.

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

These improvements to the internal control infrastructure were implemented from the fourth quarter of 2013 through the second quarter of 2015, and were in place in connection with the preparation of its consolidated financial statements for the year ended December 31, 2015. As such, management believes that the remediation initiative outlined above was sufficient to remediate the material weakness in internal control over financial reporting as of June 30, 2015. There has been no change in the control environment since June 30, 2015. Management is committed to continuing to improve its internal control processes and will continue to review its financial reporting controls and procedures.

Item 9B.
Other Information

None.

Part III
Item 10.
Directors and Executive Officers of the Registrant

10.1  Identification of Directors

Director	Age	Served as a Director from	Principal Occupation(s) for Last Five Years
John L. Bernbach (5) (6)	72	2006
CEO of The Bernbach Group since July 2015; previously Vice Chairman, Engine since January 2015; previously Chief Executive Officer, Engine USA as of July 2013; previously Chief Operating Officer, Engine USA

Marcel Coutu (1) (2) (4) (6) (7)	62	2014	Corporate Director since January 2014; previously President and Chief Executive Officer, Canadian Oil Sands Limited
André Desmarais (1) (2) (4) (6) (7) (8)	59	1997	Deputy Chairman, President and Co-Chief Executive Officer, Power Corporation; Executive Co-Chairman, Power Financial Corporation
Olivier Desmarais (1) (2) (7) (8)	33	2014	Vice President, Power Corporation
Paul Desmarais, Jr. (1) (2) (4) (6) (7) (8)	61	1991	Chairman and Co-Chief Executive Officer, Power Corporation; Executive Co-Chairman, Power Financial Corporation
Paul Desmarais III (1) (2) (7) (8)	33	2014	Vice President, Power Corporation
Claude Généreux (1) (2) (7)	53	2015	Executive Vice President, Power Corporation and Power Financial since March 2015; previously Senior Partner of McKinsey & Company
Alain Louvel (3) (5)	70	2006	Corporate Director
Paul A. Mahon (1) (2) (4) (7)	52	2013	President and Chief Executive Officer, Lifeco, Great-West Life, CLAC and London Life
Jerry E.A. Nickerson (3)	79	1994	Chairman of the Board, H.B. Nickerson & Sons Limited
R. Jeffrey Orr (1) (2) (4) (6) (7)	57	2005
Chairman of the Board of the Company since July 2013; Chairman of the Board of Lifeco, Great-West Life, CLAC and London Life since May 2013; President and Chief Executive Officer, Power Financial Corporation

Michel Plessis-Bélair	73	1991	Vice Chairman, Power Corporation
Robert L. Reynolds (1) (7)	63	2014	President and Chief Executive Officer since May 2014; President and Chief Executive Officer of Putnam Investments, LLC
Henri-Paul Rousseau (1) (2) (7)	67	2009	Vice Chairman, Power Corporation
Raymond Royer (3)	77	2009	Corporate Director
T. Timothy Ryan, Jr. (1) (2) (4) (6) (7)	70	2009
Corporate Director since May 2014; previously Vice Chairman of Regulatory Affairs at JP Morgan Chase from March 2013; previously President and Chief Executive Officer, Securities Industry and Financial Markets Association

Jerome J. Selitto (1) (2) (7)	74	2012	President, Avex Funding Corporation since April 2015; Corporate Director since July 2012; previously Chief Executive Officer of PHH Corporation from October 2009
Gregory D. Tretiak (1) (2) (3) (7)	60	2012	Executive Vice President and Chief Financial Officer, Power Corporation since May 2012; previously Executive Vice President and Chief Financial Officer, IGM Financial Inc., since January 1999
Brian E. Walsh (1) (2) (4) (6) (7)	62	1995
Partner and Chief Strategist, Titan Advisors, LLC since July, 2015; previously Chairman and Chief Investment Officer, Saguenay Strathmore Capital, LLC from September 2011; previously Managing Partner, Saguenay Capital, LLC from January, 2001

(1)   Member of the Executive Committee.
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

Director	Current Directorships	Former Directorships and Dates
John L. Bernbach		Omnicare, Inc.
March 2013 - August 2015

Marcel Coutu	Brookfield Asset Management Inc.
Enbridge Inc.
Canadian Oil Sands Limited

André Desmarais		CITIC Pacific Limited
December 1997 - May 2014

Paul Desmarais, Jr.	Total S.A.
Lafarge S.A.

Alain Louvel	World Point Terminals, LP

R. Jeffrey Orr	PanAgora Asset Management, Inc.

T. Timothy Ryan, Jr.	Santander Holdings USA, Inc.	Markit
June 2013 - October 2014
Lloyds Banking Group
April 2009 - April 2013

Jerome J. Selitto		PHH Corporation
October 2009 - January 2012

Gregory D. Tretiak	PanAgora Asset Management, Inc.

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

John L. Bernbach

Mr. Bernbach is Vice CEO of The Bernbach Group, a business consulting firm. Prior to July 2015, Mr. Bernbach served as Vice Chairman of Engine, one of the largest privately-owned independent marketing services companies, which he joined in January 2010. He was also a co-founder of NTM (Not Traditional Media) Inc., a marketing and media advisory firm created in 2003 to work with clients and media companies to develop strategies integrating nontraditional marketing solutions and new media models. Prior to that, Mr. Bernbach, as CEO of The Bernbach Group, LLC, led this executive management consulting business concentrating on corporate and communications strategies. From 1995 to 2000, Mr. Bernbach served as Director and then CEO and Chairman of North American Television, which produced and distributed news and entertainment programming. In 1994, Mr. Bernbach launched the publication of luxury goods magazines in China, Japan, France and Spain. Prior to 1994, Mr. Bernbach spent 22 years at the advertising firm Doyle Dane Bernbach, the last eight as President/COO of DDB Needham Worldwide. In 1986, he was one of five founders of Omnicon, which at that time was the largest marketing services and communications groups in the world. Mr. Bernbach currently serves on the Boards of Putnam, Casita Maria and as an advisor to The Blackstone Group.

Marcel Coutu

Mr. Coutu is the former Chairman of Syncrude Canada Ltd., one of Canada’s largest oil sands projects and is past President and Chief Executive Officer of Canadian Oil Sands Limited. He was previously Senior Vice-President and Chief Financial Officer of Gulf Canada Resources Limited, and prior to that held various positions in the areas of corporate finance, investment banking, and mining and oil and gas exploration and development. Mr. Coutu is a Director of Lifeco, Great-West Life, London Life, CLAC and Putnam. He is also a Director of Power Corporation, IGM Financial Inc. (“IGM”), Investors Group Inc., Mackenzie Inc. (“Mackenzie”), Brookfield Asset Management Inc., Enbridge Inc. and the Calgary Exhibition and Stampede Board and is a past member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta. He has also held board positions with Gulf Indonesia Resources Limited, TransCanada Power Limited Partnership and the Board of Governors of the Canadian Association of Petroleum Producers.

André Desmarais

Mr. Desmarais is Executive Co-Chairman of Power Financial and Deputy Chairman, President and Co-Chief Executive Officer of Power Corporation. Prior to joining Power Corporation in 1983, he was Special Assistant to the Minister of Justice of Canada and an institutional investment counselor at Richardson Greenshields Securities Ltd. He has held a number of senior positions with Power group companies. Mr. Desmarais is a Director of Lifeco, Great-West Life, London Life, CLAC and Putnam. He is a Director of IGM, Investors Group Inc. (Investors Group”) and Mackenzie. He is also a Director of Power Corporation, Power Financial and Pargesa Holding S.A. (“Pargesa”) in Europe. Mr. Desmarais is Honorary Chairman of the Canada China Business Council and is a member of several China-based organizations. Mr. Desmarais is active in cultural, health and other not-for-profit organizations. He is an Officer of the Order of Canada and of the National Order of Québec. Mr. Desmarais is a trustee of the Desmarais Family Residuary Trust.

Olivier Desmarais

Mr. Desmarais was appointed Vice-President of Power Corporation and Power Financial in May 2014. Prior to his current position, he was Director of Business Development at Square Victoria Digital Properties. From 2010 to 2013, he worked as an Associate at Putnam Investments. While completing his Law degree, Mr. Desmarais was an articling student at Heenan Blaikie LLP and also worked as an Analyst at Pandion Investments. In May 2014, Mr. Desmarais was named a director of Great-West Life, London Life, CLAC, Putnam, Investors Group, Mackenzie, Square Victoria Communications Group, Gesca ltée and La Presse ltée. He was appointed Chairman of Power Energy Corporation in April 2015. Mr. Desmarais holds a Bachelor of Civil Law from the University of Ottawa, a Bachelor of Arts Degree in Sociology and Political Science from McGill University. He is a member of the Québec Bar since 2009.

Paul Desmarais, Jr.

Mr. Desmarais is Chairman and Co-Chief Executive Officer of Power and Executive Co-Chairman of Power Financial. He joined Power Corporation in 1981 and assumed the position of Vice-President the following year. He served as Vice-President of Power Financial from 1984 to 1986, as President and Chief Operating Officer from 1986 to 1989, as Executive Vice-Chairman from 1989 to 1990, as Executive Chairman of the Board from 1990 to 2005, as Chairman of the Executive Committee from 2006 to 2008 and as Executive Co-Chairman from 2008 until today. He also served as Vice-Chairman of Power Corporation from 1991 to 1996. He was named Chairman and Co-CEO of Power Corporation in 1996. From 1982 to 1990 he was a member of the Management Committee of Pargesa; in 1991 he became Executive Vice-Chairman and then

Executive Chairman of the Committee; in 2003 he was appointed Co-Chief Executive Officer; and in 2013 was named Chairman of the Board. He has been a director of Pargesa since 1992. He is a Director of many Power group companies in North America, including Power Corporation, Power Financial, Lifeco, Great-West Life, London Life, CLAC, Putnam, IGM, Investors Group and Mackenzie. In Europe, he is Vice-Chairman of the Board of Groupe Bruxelles Lambert, a Director of and Chairman of the Nomination & Compensation Committee of LafargeHolcim, and a Director of Total SA and SGS SA. He was Vice-Chairman of the Board and a Director of Imerys until 2008 and a Director of GDF Suez until 2014. Mr. Desmarais is Chairman of the Canadian Council of Chief Executives. He is also active on a number of philanthropic advisory councils. In 2005, he was named an Officer of the Order of Canada, in 2009, an Officer of the National Order of Québec and, in 2012, Chevalier de la Légion d’honneur in France. Mr Desmarais is a Trustee of the Desmarais Family Residuary Trust.

Paul Desmarais, III

Mr. Desmarais was appointed Vice-President of Power Corporation and Power Financial in May 2014. Prior to his current position, he was Assistant Vice-President in the Risk Management Group of Lifeco beginning in 2012. Previously, he worked in project management and corporate strategy at Imerys in France. He began his career in 2004, working for five years with Goldman Sachs in the United States, in the Investment Banking and Investment Strategy Groups, as well as in the Special Situations Group. In May 2014, Mr. Desmarais was named a director of Great-West Life, London Life, CLAC, Putnam, Investors Group, Mackenzie, Pargesa, Groupe Bruxelles Lambert and Imerys. In 2000, he was awarded the Duke of Edinburgh’s Award (Gold Level). Mr. Desmarais is the Founder and Honourary Chairman of Young Canadians in Finance, which provides young professionals working in the private and public financial sectors an exclusive network that enables them to assume leading roles in this field. He served as Co-Chair of the True Patriot Love 2014 Artic Expedition to the Magnetic North Pole. He also sits on the Board of Directors of The Next 36, an organization that fast tracks the development of Canada’s most talented young innovators, turning them into the country’s outstanding future business leaders and innovators. Mr. Desmarais is also Chair of the Kenojuak Cultural Centre and Print Shop Campaign. Mr. Desmarais is the recipient of a Bachelor of Arts Degree in Economics from Harvard College (graduating Cum Laude) and he holds a Masters in Business Administration from INSEAD in France.

Claude Généreux

Mr. Généreux is Executive Vice-President of Power Corporation and Power Financial, positions he has held since March, 2015. He is also a director of Lifeco, Great-West Life, London Life and CLAC. He is Director Emeritus of McKinsey & Company (“McKinsey”), a global management consulting firm. During his 28 years at McKinsey, Mr. Généreux focused on serving leading global companies in Financial Services, Resources and Energy. He has held various leadership positions including Global Sector Leadership in energy, Office Leadership in Montreal, Global Personal Committees for partner election and evaluation, and Global Recruiting for non-MBA candidates. He has been posted in Montreal, Paris, Toronto and Stockholm. Mr. Généreux serves on the Board of Governors at McGill University and on the Board of the Jeanne Sauvé Foundation. He graduated from McGill and Oxford University where he studied as a Rhodes Scholar.

Alain Louvel

After receiving an MBA from Columbia University, and a masters in Economics and Political Sciences degree from the Paris University, Mr. Louvel began his professional career in 1970 as an advisor to the Department of Industry and Trade of the Quebec Government. In 1972, he joined Bank Paribas (“Paribas”) and for the next 33 years held numerous positions with Paribas in France, Canada and the United States.  He completed his career with Paribas as the Head of Risk Management for the Americas, with overall responsibilities over credit, market, counterparty and operational risk for the combined operations of Paribas and BNP following the merger which formed BNP Paribas. Mr. Louvel serves as a Director of Putnam, Mountain Asset Management LLC and World Point Terminals LP. He is also a Trustee of the French Institute Alliance Francaise and a French Foreign Trade Counselor. Mr. Louvel is a permanent resident of the United States with dual French and Canadian citizenship.

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

Michel Plessis-Bélair

Mr. Plessis-Bélair was Executive Vice-President and Chief Financial Officer of Power Financial and Vice-Chairman and Chief Financial Officer of Power Corporation until his retirement in January, 2008. He continues to serve as Vice-Chairman of Power Financial and Power Corporation. Before joining Power Corporation in 1986, he was Executive Vice-President and Director of Société générale de financement du Québec and prior to that he was Senior Vice-President of Marine Industries Ltd. Mr. Plessis-Bélair is a Director of Lifeco, Great-West Life, London Life, and CLAC. He is also a Director of Pargesa and Groupe Bruxelles Lambert. Mr. Plessis-Bélair is also a Director of Lallemand Inc. and is also a member of the International Advisory Board of École des hautes études commerciales (HEC) of Montréal. Mr. Plessis-Bélair is a Fellow of the Québec Order of Chartered Professional Accountants.

Robert L. Reynolds
Mr. Reynolds was appointed president and chief executive officer of the Company in May 2014. He provides leadership and strategic direction for the company's Individual Markets, Retirement Services and corporate segments. In addition, Reynolds serves as president and chief executive officer of Great-West Lifeco U.S. Inc. He is also president and chief executive officer of Putnam Investments since 2008 and is a Director of Putnam. Mr. Reynolds has more than 30 years of financial services and investments experience. Before joining Putnam, he spent 24 years at Fidelity Investments, serving as vice chairman and chief operating officer from 2000 to 2007. Among many awards and recognitions, Reynolds received a Lifetime Achievement Award from PLANSPONSOR magazine in 2005 for his contributions to the retirement services industry and was awarded a President's Medal of Excellence from Boston College. He earned a bachelor's degree in business administration/finance from West Virginia University, from which he also received an honorary doctorate in business administration and a Distinguished Alumni Award. Mr. Reynolds serves on the boards of several nonprofits, including West Virginia University Foundation, Concord Museum, Dana-Farber Cancer Institute, Nantucket Cottage Hospital and the U.S. Ski and Snowboard Team Foundation. He is chairman of the Boston Advisory Board of American Ireland Fund and a member of the Chief Executives Club of Boston and the Council on Competitiveness.

Henri-Paul Rousseau

Mr. Rousseau is Vice-Chairman of Power Financial and Power Corporation, positions he has held since January, 2009. He was President and Chief Executive Officer of la Caisse de dépôt et placement du Québec from May, 2005 until May, 2008 and Chairman and Chief Executive Officer from September, 2002 until April, 2005. He was President and Chief Executive Officer of Laurentian Bank of Canada from 1994 until 2002 and prior to that held senior offices with Boréal Assurances Inc. and the National Bank of Canada. Mr. Rousseau was an economics professor at Université Laval from 1975 until 1986 and at Université du Québec à Montréal from 1973 until 1975. He is a Director of Lifeco, Great-West Life, London Life, CLAC and Putnam. He is also a Director of IGM, Investors Group and Mackenzie. He is also a Director of Santander Bank, N.A. He was a member of the Board of GFMA (Global Financial Markets Association) until July 2014. He received doctorates Honoris Causa from Concordia University, from Université Lumière Lyon 2 (France), from Université Laval and from Université de Sherbrooke. Mr. Rousseau is active in a number of community and non-profit organizations.

Raymond Royer

Mr. Royer was President and Chief Executive Officer and a Director of Domtar Inc. from 1996 until December, 2008. He was previously President and Chief Operating Officer of Bombardier Inc. Mr. Royer is a Director of Lifeco, Great-West Life, London Life, CLAC and Putnam. Mr. Royer is also a Director of Power Financial. He was a Director of Shell Canada Limited until 2007. He is Chairman of the Board of the Research Institute of the McGill University Health Centre and a Member of the International Advisory Board of École des Hautes Études Commerciales of Montréal. He is an Officer of the Order of Canada and of the National Order of Québec.

T. Timothy Ryan, Jr.

Mr. Ryan served as a Vice-Chairman of Regulatory Affairs at JPMorgan Chase from 2013 to 2014. Prior to joining JPMorgan, he was President and Chief Executive Officer of the Securities and Financial Markets Association (“SIFMA”) from 2008 to 2013. He is a director of Lifeco, Great-West Life, London Life, CLAC, Putnam, Power Corporation and Power Financial. He previously served as a director of the Company from May 2010 to May 2013. Mr. Ryan is also non-executive Chairman of the Board of Directors of Santander Holdings USA, Inc. and Santander Bank, N.A., and was formerly a member of the Board of Markit, where he served on its Nominating and Governance Committee. He has also served as a Director of Lloyds Banking Group. He was a private sector member of the Global Markets Advisory Committee for the National Intelligence Council from 2007 to 2011. Mr. Ryan served from 2000 to 2004 as a Board Member and Chairman of the Audit Committee at Koram Bank in Seoul, Korea and served from 2001 to 2012 as a Board Member and Chairman of the Finance Committee for the US Japan Foundation.

Jerome J. Selitto

Mr. Selitto is the President of Avex Funding Corporation, a technology focused mortgage lender with offices in New York, California and operations in India. He has served in this capacity since April, 2015. Mr. Selitto served as a Director and as the President and Chief Executive Officer of PHH Corporation (“PHH”), a leading outsource provider of mortgage and fleet management services, from October 2009 to January 2012.  Prior to joining PHH, Mr. Selitto most recently worked at Ellie Mae, Inc., a provider of enterprise solutions, including an online network, software and services for the residential mortgage industry. While at Ellie Mae, Mr. Selitto initially served as a senior consultant beginning in 2007 and, later in 2007 through 2009, as Executive Vice-President, Lender Division.  In 2000, Mr. Selitto founded and served as Chief Executive Officer of DeepGreen Financial, a privately-held, innovative web-based federal savings bank and mortgage company that grew to become one of the nation’s most successful online home equity lenders. From 1992 to 1999, he served as co-founder and Vice Chairman of Amerin Guaranty Corporation (now Radian Guaranty), a mortgage insurance company. Mr. Selitto previously served as a Managing Director at First Chicago Corporation and PaineWebber Inc., and as a senior executive at Kidder, Peabody & Co., William R. Hough & Company, and the Florida Federal Savings and Loan Association. Mr. Selitto is a Director of Lifeco, Great-West Life, London Life, CLAC and Putnam.

Gregory D. Tretiak

Mr. Tretiak is Executive Vice-President and Chief Financial Officer of Power Corporation and Power Financial, positions he has held since May, 2012. From 1988 to May, 2012, he held various positions with IGM and Investors Group, most recently the position of Executive Vice President and Chief Financial Officer of IGM from April, 1999 to May, 2012. Mr. Tretiak is a Director of Lifeco, Great-West Life, London Life, and CLAC. Mr. Tretiak also serves on the Board of Directors of Putnam and PanAgora Asset Management, Inc. He is also a Director of IGM, Investors Group and Mackenzie. He holds a Bachelor of Arts in Economics and Political Science from the University of Winnipeg and is a Chartered Professional Accountant, a Fellow of the Chartered Professional Accountants and has been a Certified Financial Planner. Throughout his career, Mr. Tretiak has been active in professional industry groups and associations including the Chartered Professional Accountants, Financial Executives International, the Certified Financial Planners, the Institute of Internal Auditors, the Investment Funds Institute of Canada and the Canadian Chamber of Commerce Economic and Taxation Committee.

Brian E. Walsh

Mr. Walsh is Partner and Chief Strategist of Titan Advisors LLC, an asset management firm. Prior to that, Mr. Walsh was Chairman and Chief Investment Officer of Saguenay Strathmore Capital, LLC, a money management and investment advisory company, a position that he held from September, 2011 to June, 2015. He was previously Managing Partner of Saguenay

Capital, LLC from January, 2001 to September, 2011. Mr. Walsh has over 30 years of investment banking, international capital markets and investment management experience. He had a long career at Bankers Trust culminating in his appointment as Co-head of Global Investment Banking and as a member of the Management Committee. Mr. Walsh is a Director of Lifeco, Great-West Life, London Life and CLAC. Mr. Walsh also serves on the Board of Directors of Putnam, and serves on the International Advisory Board of École des Hautes Études Commerciales of Montréal.

10.2  Identification of Executive Officers

Executive	Age	Officer from	Principal Occupation(s) for Last Five Years
Robert L. Reynolds President and Chief Executive Officer	63	2014	President and Chief Executive Officer of the Company since May 2014; also President and Chief Executive Officer, Putnam Investments, LLC
Edmund F. Murphy III President, Empower Retirement	54	2014	President, Empower Retirement of the Company since September 2014; previously Head of Defined Contribution, Putnam Investments, LLC
Robert K. Shaw President, Individual Markets	60	2008	President, Individual Markets of the Company
David L. Musto Executive Vice President, Empower Retirement	48	2014	Executive Vice President, Empower Retirement of the Company since September 2014; previously Chief Executive Officer, J. P. Morgan Retirement Plan Services LLC from 2010
Andra S. Bolotin Senior Vice President and Chief Financial Officer	53	2015	Senior Vice President and Chief Financial Officer of the Company since July 2015; previously Head of Corporate Finance and Controller, Putnam Investments, LLC
Ernie P. Friesen Chief Investment Officer, General Account	53	2013	Chief Investment Officer, General Account of the Company
William S. Harmon Head of Core Market	49	2013	Head of Core Market of the Company
Jeffrey W. Knight Senior Vice President and Chief Technology Officer	58	2014	Senior Vice President and Chief Technology Officer of the Company
Richard G. Schultz General Counsel and Chief Legal Officer	55	2008	General Counsel and Chief Legal Officer of the Company
Catherine S. Tocher Chief Investment Officer, Segregated Funds	55	2013	Chief Investment Officer, Segregated Funds of the Company

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

Item 11.
Executive Compensation

11.1 Compensation Discussion and Analysis

1. Compensation of the President and Chief Executive Officer

Robert L. Reynolds is President and Chief Executive Officer of the Company. Mr. Reynolds is also President and Chief Executive Officer of Putnam Investments, LLC (“Putnam”), an affiliate of the Company.

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

2.  Overview and Objectives of the Company’s Executive Compensation Program

This section provides an overview and describes the objectives of the Company’s compensation program for executives, including the individuals who served during 2015 as the Chief Financial Officer and the three other most highly compensated executive officers of the Company (the “Named Executive Officers”).

The executive compensation program adopted by the Company and applied to the Named Executive Officers has been designed to:

·                  support the Company’s objective of generating value for shareholders and policyholders over the long term;
·      attract, retain and reward qualified and experienced executives who will contribute to the success of the Company;
·                  motivate executive officers to meet annual corporate, divisional, and individual performance goals;
·         promote the achievement of goals in a manner consistent with the Company’s Code of Business Conduct and Ethics; and
·                  align with regulatory requirements.

More specifically, the executive compensation program rewards:

·                  excellence in developing and executing strategies that will produce significant value for shareholders and policyholders over the long term;
·                  management vision and an entrepreneurial approach;
·                  quality of decision-making;
·                  strength of leadership;
·                  record of performance over the long term; and
·                  initiating and implementing transactions and activities that create shareholder and policyholder value.

The Compensation Committee of the Board of Directors of the Company oversees the executive compensation program. The Board and the Compensation Committee recognize the importance of executive compensation decisions and remain committed to awarding compensation that reflects leadership’s ability to deliver on the Company’s strategic goals and to drive strong performance and sustainable value for shareholders and policyholders.

In designing and administering the individual elements of the executive compensation program, the Compensation Committee strives to balance short-term and long-term incentive objectives and to apply prudent judgment in establishing performance criteria, evaluating performance, and determining actual incentive awards. Total compensation of each Named Executive Officer is reviewed by the Compensation Committee from time to time for market competitiveness, and reflects each Named Executive Officer’s job responsibilities, experience and proven performance.

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

Base salary, annual incentive bonus, share units and retirement benefits are determined by the Compensation Committee for the Named Executive Officers. The long-term compensation component in the form of options for Lifeco common shares is determined and administered by Lifeco’s Compensation Committee.

The President and Chief Executive Officer participates in the compensation setting process for the other Named Executive Officers by evaluating individual performance, establishing individual performance targets and objectives and recommending salary levels.

3.  Base Salary

Base salaries for the Named Executive Officers are set annually, taking into account the individual’s job responsibilities, experience and proven performance, as well as market conditions. The Company gathers market data in relation to the insurance and financial services industries and also considers surveys prepared by external professional compensation consultants with regard to peer groups in these industries. However, the Compensation Committee does not routinely “benchmark” or review the Company’s salary levels against a consistent group of its peers and does not have any formal policy of matching its salaries to those of certain competitors.

4.  Bonuses

(a)  Annual Incentive Bonus Plan

To relate the compensation of the Named Executive Officers to the performance of the Company, an annual incentive bonus plan (the “Annual Incentive Bonus Plan”) is provided. Target objectives are set annually and may include earnings, expense or sales targets of the Company and/or a business unit of the Company or specific individual objectives related to strategic initiatives.

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

7.  Retirement Benefits

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

For employees participating in the Defined Benefit Plan, the Company matches 50% of the first 5% of salary contributed as pre-tax and/or Roth contributions.  For employees who do not participate in the Defined Benefit Plan, the Company matches 50% of the first 8% of salary contributed as pre-tax and/or Roth contributions.

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

11.2  Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management of the Company and based on such review and discussions, recommends to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Compensation Committee Members:

R. J. Orr (Chairman)
M.R. Coutu
A. Desmarais
P. Desmarais, Jr.
P.A. Mahon
T.T. Ryan, Jr.
B.E. Walsh

11.3  Compensation Committee Interlocks and Insider Participation

None.

11.4  Summary Compensation Table

The following table sets out the portion of Robert L. Reynolds’ base salary and annual bonus allocated to the Company for 2015 (See Section 11.1(1) above for further information on this allocation). The table also sets out compensation earned in 2015 by the other Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(7)	All Other Compensation ($)(8)	Total ($)
Robert L. Reynolds	2015	300,000	—	—	—	3,000,000	—	124,039	3,424,039
President and	2014	192,419	—	—	—	2,429,435	—	84,601	2,706,455
Chief Executive Officer
Andra S. Bolotin (1)	2015	172,308				850,000(6)		28,431	1,050,739
Senior Vice President and
Chief Financial Officer
Louis J. Mannello, Jr.(2)	2015	199,519	—	58,472	66,720	—	—	681,287	1,005,998
Senior Vice President and	2014	151,635	—	—	174,726	113,726	—	42,980	483,067
Chief Financial Officer
Edmund F. Murphy	2015	581,538	—	450,827	364,458	1,540,000	—	9,000	2,945,823
President,
Empower Retirement
Robert K. Shaw	2015	527,100	—	213,852	115,509	660,000	1,014,784	16,225	2,547,470
President,	2014	520,988	250,000	190,571	144,866	651,236	1,598,774	21,600	3,378,035
Individual Markets	2013	499,177	—	192,652	143,640	449,608	340,254	21,475	1,646,806
David L. Musto	2015	666,600	—	75,142	182,229	866,736	—	18,600	1,809,307
Executive Vice President
Empower Retirement

(1) Ms. Bolotin joined the Company as Senior Vice President and Chief Financial Officer on July 1, 2015. Prior to joining the Company she was Head of Corporate Finance and Controller of Putnam.

(2) Mr. Mannello left the Company on June 12, 2015.

(3)  This column sets forth the value of share units granted to each Named Executive Officer under the Executive Share Unit Plan.  The amounts shown represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718.

(4) This column sets forth the value of Lifeco options granted to each Named Executive Officer under the Lifeco Option Plan. The amounts shown represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. For further information, see Note 20 to the Company’s December 31, 2015 Financial Statements contained in Item 8 of this Form 10-K.

(5) For Ms. Bolotin and Messrs. Murphy, Shaw and Musto, these amounts represent cash bonuses earned under the Company’s Annual Incentive Bonus Plan and paid in February of 2016.

(6)	Ms. Bolotin’s cash bonus was in respect of her work for Putnam during the first half of 2015 and for the Company during the second half of 2015.

(7) Mr. Shaw had a change in actuarial present value under the Defined Benefit Plan of $74,685, a change in actuarial present value under the SERP of $938,277, and above market earnings under the EDCP of $1,822. Above average earnings under the EDCP equaled the difference between the total earnings percentage less 3.132% (3.132% being 120% of the applicable federal long-term rate at December 31, 2015).

(8)  The components of other compensation for each of the Named Executive Officers are as follows:

(a)  Mr. Reynolds received $124,039 in respect of directors’ fees.

(b) Ms. Bolotin received (i) a 401(k) Plan employer contribution of $2,231; and (ii) a timing based compensation adjustment in the amount of $26,200.

(c) Mr. Mannello received (i) a car allowance of $3,600; (ii) a payment of $646,355in connection with his resignation; (iii) $22,945 for reimbursement of accrued but unused paid leave; and (iv) $8,387 for reimbursement of relocation expenses.

(d) Mr. Murphy received a 401(k) Plan employer contribution of $9,000.

(e)  Mr. Shaw received (i) a car allowance of $9,600; and (ii) a 401(k) Plan employer contribution of $6,625.

(f)  Mr. Musto received (i) a car allowance of $9,600; and (ii) a 401(k) plan employer contribution of $9,000.

11.5   Grants of Plan-Based Awards for 2015

1.  Table

The following table sets out information with respect to grants to the Named Executive Officers under the Annual Incentive Bonus Plan, Executive Share Unit Plan and Lifeco Option Plan.

Name	Thresholds ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Share)(3)	Grant Date Fair Value of Stock and Option Awards ($)
A.S. Bolotin	—	850,000	—	—	—	—	—
L.J. Mannello	—	—	—	2,268	16,000	27.83	125,192
E.F. Murphy	—	1,400,000	—	17,489	87,400	27.83	815,285
R.K. Shaw	—	527,100	—	8,296	27,700	27.83	329,361
D.L. Musto	—	833,400	—	2,915	43,700	27.83	257,371

(1) These are Executive Share Units granted under the Executive Share Unit Plan.  The grant date was January 1, 2015.  The Company’s Compensation Committee approved the grants on February 11, 2015.

(2) These are Lifeco options granted under the Lifeco Option Plan.  The grant date was March 1, 2015.  The Lifeco Compensation Committee approved the grants on February 11, 2015.

(3) Lifeco options are issued with an exercise price in Canadian dollars, which have been translated to U.S. dollars at 1.00/1.28 which was Lifeco’s average rate for 2015 (the “Conversion Rate”).

2.  Narrative Description of the Annual Incentive Bonus Plan

Under the Annual Incentive Bonus Plan, a bonus pool is established if the Company meets certain earnings targets. The target bonus opportunity for individuals varies by office and is expressed as a percentage of base salary or as a flat amount.  Bonus amounts are determined based on each Named Executive Officer’s performance against established objectives.  Bonus amounts of greater or lesser than the established target may be awarded. For the Named Executive Officers, there is no minimum or maximum bonus amount.

For 2015:

(i)     Ms. Bolotin had an opportunity to earn a target bonus of $850,000 in 2015 if certain earnings, expense, sales and individual objectives were met, and an additional amount on a discretionary basis based on over-performance of target objectives;

(ii)    Mr. Murphy had an opportunity to earn a target bonus of $1,400,000 in 2015 if certain earnings, expense, sales and individual objectives were met, and an additional amount on a discretionary basis based on over-performance of target objectives;

(iii)   Mr. Shaw had an opportunity to earn up to 100% of base salary earned in 2015 if certain earnings, expense, sales and individual objectives were met, and an additional amount on a discretionary basis based on over-performance of target objectives; and

(iv)   Mr. Musto had a guaranteed bonus in 2015 of $833,400 and an opportunity to earn an additional amount on a discretionary basis based on over-performance of target objectives.

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

The number of Executive Share Units granted is increased during the three year vesting period based on dividends declared on Lifeco common shares, and may be increased or decreased based on Company performance.

Subject to satisfaction of the vesting conditions, the Executive Share Units become payable in cash during the fourth year following the date of the award, at the Market Value as of the vesting date.

4.  Narrative Description of the Lifeco Option Plan

Under the Lifeco Option Plan, the Lifeco Compensation Committee sets the exercise price of the options but under no circumstances can it be less than the weighted average trading price per Lifeco common share on the Toronto Stock Exchange for the five trading days preceding the date of the grant.

Options are either regular options or contingent options.  Regular options are generally granted in multi-year allotments. Regular options become exercisable at the rate of 20% per year commencing one year after the date of the grant.  Contingent options do not become exercisable unless and until conditions prescribed by the Lifeco Compensation Committee have been satisfied.

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

11.6  Outstanding Equity Awards at 2015 Fiscal Year End

The following table sets out Lifeco options held by the Named Executive Officers under the Lifeco Option Plan, and Executive Share Units held by the Named Executive Officers under the Executive Share Unit Plan, as of December 31, 2015.

	Option Awards					Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)(6)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(9)
L.J. Mannello	16,000	—		27.83	June 12, 2016
E.F. Murphy	—	87,400	(5)	27.83	February 28, 2025	18,150	(8)	489,687
R.K. Shaw	21,280	5,320	(1)	21.22	February 28, 2021	7,071	(7)	190,776
	22,560	15,040	(2)	18.10	February 28, 2022	8,609	(8)	232,271
	12,600	18,900	(3)	21.19	February 28, 2023
	5,240	20,960	(4)	24.34	February 29, 2024
	—	27,700	(5)	27.83	February 28, 2025
D.L. Musto	—	43,700	(5)	27.83	February 28, 2025	3,025	(8)	81,615

(1)    These options vest 20% of the total grant on March 1, 2016.

(2)    These options vest 20% of the total grant on each of March 1, 2016 and 2017.

(3)    These options vest 20% of the total grant on each of March 1, 2016, 2017 and 2018.

(4)    These options vest 20% of the total grant on each of March 1, 2016, 2017, 2018 and 2019.

(5)    These options vest 20% of the total grant on each of March 1, 2016, 2017, 2018, 2019 and 2020.

(6)    Lifeco options are issued with an exercise price in Canadian dollars, which have been translated to U.S. dollars at the Conversion Rate.

(7)  These Executive Share Unit grants vest on December 31, 2016.

(8)  These Executive Share Unit grants vest on December 31, 2017.

(9)  The market value of Executive Share Units held as of December 31, 2015 is based on the year-end closing price of Lifeco common shares on the Toronto Stock Exchange, translated into U.S. dollars at the Conversion Rate.

11.7  Option Exercises and Stock Vested for 2015

The following table sets out Lifeco options exercised by, and Executive Share Units vested for, the Named Executive Officers in 2015.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Aquired on Vesting (#)	Value Realized on Vesting ($)
R.K. Shaw	51,400	407,773	9,393	245,090

11.8  Pension Benefits for 2015

1.  Table

The following table sets out information with respect to the participation of the Named Executive Officers in the Defined Benefit Plan and the SERP.

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($)
R.K. Shaw	Defined Benefit Plan	38	1,958,269	—
	SERP	38	5,043,532	—

(1)         The amounts shown in the table are calculated according to the terms of the plans based on age and years of service as of December 31, 2015.  These amounts are based on pay through December 31, 2015.  The present value of accumulated benefit under the plans equals the actuarial present value of the annuity earned as of December 31, 2015, payable at age 65 for the Defined Benefit Plan and age 62 for the SERP, discounted to December 31, 2015 at the applicable discount rate for December 31, 2015.  Benefits calculated under the SERP are the termination benefit.

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

11.9  Nonqualified Deferred Compensation for 2015

1.  Table

The following table sets out information with respect to the participation of the Named Executive Officers in the NQDCP and/or EDCP.

Name	Plan Name	Executive Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawls or Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
R.K. Shaw	NQDCP	—	(7,869)	—	458,913
	EDCP	124,040	5,192	787,413	138,429

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

11.10  Compensation of Company Directors for 2015

1.  Table

The Company compensates Directors who are not also Directors of Lifeco or Great-West Life (“Company Directors”).  The following sets out compensation earned in 2015 by the Company Directors.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
J.L. Bernbach	57,883	50,000	156	108,039
A. Louvel	80,883	50,000	156	131,039
J.E.A. Nickerson	78,883	50,000	156	129,039
R.L. Reynolds	78,883	50,000	156	124,039

(1)    Messrs. Bernbach, Louvel, Nickerson and Reynolds elected to receive this portion of their compensation for serving as directors in cash.

(2)    These amounts represent the value of Deferred Share Units granted under the mandatory component of the Company’s Director Deferred Share Unit Plan (“DSUP”), pursuant to which Company Directors are required to receive a portion of their compensation for serving as directors in the form of Deferred Share Units (see Narrative Description of the Company Director Compensation below for additional information regarding the DSUP).  The value of these Deferred Share Units is the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

As of December 31, 2015, Mr. Bernbach held 21,973 Deferred Share Units, Mr. Louvel held 21,768 Deferred Share Units, Mr. Nickerson held 29,950 Deferred Share Units and Mr. Reynolds held 3,060 Deferred Share Units.

 (3)    These amounts are life insurance premiums paid under the Great-West Life Director’s Group Life Insurance Plan.

2.  Narrative Description of Company Director Compensation

The Company pays Company Directors an annual retainer fee in the amount of $100,000.  A Company Director serving on the Audit Committee receives an additional annual retainer fee in the amount of $3,000.  In addition, the Company pays each Company Director a meeting fee in the amount of $2,000 for each meeting of the Board of Directors or a committee thereof that the Company Director attends.

In order to promote greater alignment of interests between the Company Directors and shareholders, the Company has implemented a Director Deferred Share Unit Plan, or DSUP, pursuant to which Company Directors are required to receive $50,000 of their annual retainer fee in Deferred Share Units.  Under the voluntary portion of the DSUP, each Company Director may elect to receive the balance of his or her annual retainer, as well as committee retainer fees and attendance fees, entirely in form the of Deferred Share Units, entirely in cash, or equally in cash and Deferred Share Units.

Under both the mandatory and voluntary components of the DSUP, the number of Deferred Share Units granted is determined by dividing the amount of remuneration payable to the Company Director by the weighted average Canadian dollar trading price per Lifeco common share on the Toronto Stock Exchange for the last five trading days of the preceding fiscal quarter (such weighted average trading price being the “value of a Deferred Share Unit”) prior to the award grant date.  Directors receive additional Deferred Share Units in respect of dividends payable on the Lifeco common shares based on the value of a Deferred Share Unit at that time. Deferred Share Units are redeemable at the time that an individual ceases to be a Director by a lump sum cash payment, based on the value of the Deferred Share Units on the date of redemption.

Item 11.11  Compensation Policies and Risk Management

The Company has evaluated its compensation policies and practices applicable to all employees and believes that they do not create risks that are reasonably likely to have a material adverse effect on the Company.

Item 12.
Security Ownership of Certain Beneficial Owners and Management

12.1  Security Ownership of Certain Beneficial Owners

Set forth below is certain information, as of January 1, 2016, concerning beneficial ownership of the voting securities of the Company by entities and persons who beneficially own more than 5% of the voting securities of the Company.  The determinations of “beneficial ownership” of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This rule provides that securities will be deemed to be “beneficially owned” where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of the securities or (2) the right to acquire any such power within 60 days after the date such “beneficial ownership” is determined.

(1)    100% of the Company’s 7,232,986 outstanding common shares are owned by GWL&A Financial Inc., 8515 East Orchard Road, Greenwood Village, Colorado 80111.

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

(6)    71.5% of the outstanding common shares of Great-West Lifeco Inc. are controlled, directly or indirectly, by Power Financial Corporation, 751 Victoria Square, Montréal, Québec, Canada H2Y 2J3, representing approximately 65% of the voting rights attached to all outstanding voting shares of Great-West Lifeco Inc.

(7)    65.59% of the outstanding common shares of Power Financial Corporation are owned by 171263 Canada Inc., 751 Victoria Square, Montréal, Québec, Canada H2Y 2J3.

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

12.2  Security Ownership of Management

The following tables set out the number of equity securities and exercisable options for equity securities of the Company or any of its parents or subsidiaries, beneficially owned, as of January 1, 2016, by (i) the directors of the Company (ii) the Named Executive Officers and (iii) the directors and executive officers of the Company as a group.

Directors	Great-West Lifeco Inc. (1)	Power Financial Corporation (2)	Power Corporation of Canada (3)
J.L. Bernbach	—	—	—
M.R. Coutu	10,000	—	—
A. Desmarais	350,000	43,200	1,100,262 2,656,450 options
O. Desmarais	1,029	—	1,661
P. Desmarais, Jr.	100,000	—	80,356 2,656,450 options
P. Desmarais III	—	—	650
C. Généreux	—	—	321
A. Louvel	—	—	—
P.A. Mahon	138,778	—	—
J.E.A. Nickerson	20,000	40,000	40,000
R.J. Orr	20,000	400,400 2,826,845 options	20,000
M. Plessis-Bélair	40,000	6,000	125,326 143,975 options
R.L. Reynolds	—	—	—
H.P. Rousseau	2,800	5,400	15,991 800,000 options
R. Royer	15,000	174,000	—
T. Timothy Ryan, Jr.	—	5,951	7,278
J.J. Selitto	—	—	—
G.D. Tretiak	—	23,940 options	6,326 26,345 options
B.E. Walsh	—	—	—

Named Executive Officers	Great-West Lifeco Inc. (1)	Power Financial Corporation (2)	Power Corporation of Canada (3)
R.L. Reynolds	—	—	—
A.S. Bolotin	—	—	—
E.F. Murphy	—	—	—
D.L. Musto	—	—	—
R.K. Shaw	6,045 73,010 options	—	—

Directors and Executive Officers as a Group	Great-West Lifeco Inc. (1)	Power Financial Corporation (2)	Power Corporation of Canada (3)
	709,975 241,436 options	674,951 2,850,785 options	1,398,171 6,283,220 options

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

Item 14.
Principal Accounting Fees and Services

14.1  Principal Accounting Fees

For the years ended December 31, 2015 and 2014, professional services were performed by Deloitte & Touche LLP (“D&T”).  The total fees for these services were $8,871,300 and $9,222,800 for the years ended December 31, 2015 and 2014, respectively, and were composed of the following:

Audit fees - The aggregate fees billed for the audit of the Company’s and its subsidiaries’ annual financial statements for the fiscal years ended December 31, 2015 and 2014, and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q, were $7,657,300 and $8,320,700, respectively.

Audit related fees - The aggregate fees billed for audit related services for the fiscal years ended December 31, 2015 and 2014 were $1,194,000 and $897,300, respectively.  These services included Statement on Standards for Attestation Engagements No. 16, Reporting on Controls at a Service Organization internal control reports and audits of the Company’s employee benefit plans.

Tax fees - The aggregate fees billed for tax services for the fiscal years ended December 31, 2015 and 2014 were $20,000 and $4,800, respectively.

All other fees - The aggregate fees for services not included above were $0 for the years ended December 31, 2015 and 2014, respectively.

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

10.7	Asset and Stock Purchase Agreement Filed as Exhibit 99.9 by way of a Form 8-K dated December 6, 1997 and incorporated herein by reference
10.8	Asset and Stock Purchase Agreement Filed as Exhibit 99.9 by way of a Form 8-K dated November 26, 2007 and incorporated herein by reference
10.9	Share Unit Plan effective January 1, 2011 Filed as Exhibit 10.9 to Registrant’s Form 10-K for the year ended December 31, 2010 and incorporated herein by reference
10.10.	Amendment No. 1 and Amendment No. 2 Filed herewith to the Supplemental Executive Retirement Plan Filed as Exhibit 10.2 to the Registrant;’s Form 10-K for the year ended December 31, 2009
10.11	Amendment No. 1 and Amendment No. 2 Filed herewith to the Share Unit Plan Filed as Exhibit 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2010
21	Subsidiaries of Great-West Life & Annuity Insurance Company filed herewith

24	Directors’ Power of Attorney filed herewith and filed as Exhibit 24 to Registrant’s Form 10-K for the year ended December 31, 2014 and incorporated herein by reference
31.1	Section 302 Certification of the Chief Executive Officer filed herewith
31.2	Section 302 Certification of the Chief Financial Officer filed herewith
32	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

/s/	Robert L. Reynolds
Robert L. Reynolds
President and Chief Executive Officer

Date: February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature and Title	Date

/s/	Robert L. Reynolds	February 29, 2016
Robert L. Reynolds
President and Chief Executive Officer
and a Director

/s/	Andra S. Bolotin	February 29, 2016
Andra S. Bolotin
Senior Vice President, Chief Financial Officer, and Principal Financial Officer

/s/	John L. Bernbach *	February 29, 2016
John L. Bernbach, Director

/s/	Marcel R. Coutu *	February 29, 2016
Marcel R. Coutu, Director

/s/	André Desmarais *	February 29, 2016
André Desmarais, Director

/s/	Olivier Desmarais *	February 29, 2016
Olivier Desmarais, Director

	Signature and Title	Date

/s/	Paul Desmarais, Jr. *	February 29, 2016
Paul Desmarais, Jr., Director

/s/	Paul Desmarais, III *	February 29, 2016
Paul Desmarais, III, Director

/s/	Claude Généreux *	February 26, 2015
Claude Généreux , Director

/s/	Alain Louvel *	February 29, 2016
Alain Louvel, Director

/s/	Paul A. Mahon*	February 29, 2016
Paul A. Mahon, Director

/s/	Jerry E.A. Nickerson *	February 29, 2016
Jerry E.A. Nickerson, Director

/s/	R. Jeffrey Orr *	February 29, 2016
R. Jeffrey Orr, Chairman of the Board

/s/	Michel Plessis-Bélair *	February 29, 2016
Michel Plessis-Bélair, Director

/s/	Henri-Paul Rousseau *	February 29, 2016
Henri-Paul Rousseau, Director

/s/	Raymond Royer *	February 29, 2016
Raymond Royer, Director

/s/	T. Timothy Ryan, Jr. *	February 29, 2016
T. Timothy Ryan, Jr., Director

/s/	Jerome J. Selitto *	February 29, 2016
Jerome J. Selitto, Director *

/s/	Gregory D. Tretiak *	February 29, 2016
Gregory D. Tretiak, Director

/s/	Brian E. Walsh *	February 29, 2016
Brian E. Walsh, Director

* By:	/s/ Richard G. Schultz	February 29, 2016
Richard G. Schultz
Attorney-in-fact pursuant to filed Power of Attorney