Form 10-Q
period 2016-03-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2016-05-12
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐         No ☒

As of May 1, 2016, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

Part I     Financial Information
Item1.    Interim Financial Statements

 GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
March 31, 2016, and December 31, 2015
(In Thousands, Except Share Amounts)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $19,884,469 and $20,007,462)	$20,838,179	$20,531,627
Fixed maturities, held-for-trading, at fair value (amortized cost $553,871 and $612,899)	569,611	615,839
Mortgage loans on real estate (net of allowances of $2,882 and $2,890)	3,275,312	3,247,704
Policy loans	4,069,236	4,092,661
Short-term investments (amortized cost $808,515 and $267,026)	808,515	267,026
Limited partnership and other corporation interests	37,077	40,980
Other investments	14,974	15,189
Total investments	29,612,904	28,811,026

Other assets:
Cash	18,708	34,362
Reinsurance receivable	609,377	604,946
Deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”)	391,883	414,143
Investment income due and accrued	316,742	283,183
Collateral under securities lending agreements	107,654	—
Due from parent and affiliates	78,570	62,596
Goodwill	137,683	137,683
Other intangible assets	22,846	23,819
Other assets	938,940	874,918
Assets of discontinued operations	19,951	21,910
Separate account assets	27,239,781	26,631,193
Total assets	$59,495,039	$57,899,779

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
March 31, 2016, and December 31, 2015
(In Thousands, Except Share Amounts)
(Unaudited)

	March 31, 2016	December 31, 2015
Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$27,591,907	$27,110,981
Policy and contract claims	364,276	354,899
Policyholders’ funds	262,651	299,577
Provision for policyholders’ dividends	54,060	55,481
Undistributed earnings on participating business	19,768	17,024
Total policy benefit liabilities	28,292,662	27,837,962

General liabilities:
Due to parent and affiliates	544,988	540,310
Commercial paper	99,171	93,371
Payable under securities lending agreements	107,654	—
Deferred income tax liabilities, net	272,504	137,116
Other liabilities	783,609	755,651
Liabilities of discontinued operations	19,951	21,910
Separate account liabilities	27,239,781	26,631,193
Total liabilities	57,360,320	56,017,513

Commitments and contingencies (See Note 13)

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,232,986 shares issued and outstanding	7,233	7,233
Additional paid-in capital	841,549	840,874
Accumulated other comprehensive income	459,991	233,438
Retained earnings	825,946	800,721
Total stockholder’s equity	2,134,719	1,882,266
Total liabilities and stockholder’s equity	$59,495,039	$57,899,779

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Income
Three Months Ended March 31, 2016, and 2015
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Premium income	$154,927	$145,703
Fee income	225,067	225,277
Other revenue	3,149	1,820
Net investment income	331,785	358,856
Realized investment gains (losses), net:
Total other-than-temporary gains (losses), net	(536)	(558)
Other-than-temporary (gains) losses, net, transferred to other comprehensive income (loss)	—	108
Other realized investment gains (losses), net	31,806	18,650
Total realized investment gains (losses), net	31,270	18,200
Total revenues	746,198	749,856
Benefits and expenses:
Life and other policy benefits	186,636	149,539
(Decrease) increase in future policy benefits	(14,015)	17,351
Interest credited or paid to contractholders	148,310	142,891
Provision for policyholders’ share of losses on participating business	(169)	(451)
Dividends to policyholders	15,981	18,341
Total benefits	336,743	327,671
General insurance expenses	276,528	244,484
Amortization of DAC and VOBA	539	17,556
Interest expense	9,724	9,637
Total benefits and expenses	623,534	599,348
Income before income taxes	122,664	150,508
Income tax expense	24,038	51,896
Net income	$98,626	$98,612

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2016, and 2015
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$98,626	$98,612
Components of other comprehensive income
Unrealized holding gains (losses), net, arising on available-for-sale fixed maturity investments	446,610	181,375
Unrealized holding gains (losses), net, arising on cash flow hedges	(1,604)	17,155
Reclassification adjustment for (gains) losses, net, realized in net income	(22,456)	(30,437)
Net unrealized gains (losses) related to investments	422,550	168,093
Future policy benefits, DAC and VOBA adjustments	(76,240)	(35,129)
Employee benefit plan adjustment	2,234	2,603
Other comprehensive income before income taxes	348,544	135,567
Income tax expense related to items of other comprehensive income	121,991	47,448
Other comprehensive income(1)	226,553	88,119
Total comprehensive income	$325,179	$186,731
(1) Other comprehensive income includes the non-credit component of impaired gains (losses), net, on fixed maturities available-for-sale in the amounts of $(1,895) and $(2,543) for the three months ended March 31, 2016, and 2015, respectively.

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Stockholder’s Equity
Three Months Ended March 31, 2016, and 2015
(In Thousands)
(Unaudited)

	Three Months Ended March 31, 2016

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
Balances, January 1, 2016	$7,233	$840,874	$233,438	$800,721	$1,882,266
Net income	—	—	—	98,626	98,626
Other comprehensive income, net of income taxes	—	—	226,553	—	226,553
Dividends	—	—	—	(73,401)	(73,401)
Capital contribution - stock-based compensation	—	534	—	—	534
Income tax benefit on stock-based compensation	—	141	—	—	141
Balances, March 31, 2016	$7,233	$841,549	$459,991	$825,946	$2,134,719

	Three Months Ended March 31, 2015

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
Balances, January 1, 2015	$7,032	$777,664	$603,018	$749,799	$2,137,513
Net income	—	—	—	98,612	98,612
Other comprehensive income, net of income taxes	—	—	88,119	—	88,119
Dividends	—	—	—	(77,309)	(77,309)
Capital contribution - stock-based compensation	—	525	—	—	525
Income tax benefit on stock-based compensation	—	275	—	—	275
Balances, March 31, 2015	$7,032	$778,464	$691,137	$771,102	$2,247,735

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2016, and 2015
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$142,307	$298,843

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	1,983,974	3,024,890
Mortgage loans on real estate	92,302	54,923
Limited partnership interests, other corporation interests and other investments	2,567	1,174
Purchases of investments:
Fixed maturities, available-for-sale	(1,818,569)	(1,009,516)
Mortgage loans on real estate	(117,720)	(131,172)
Limited partnership interests, other corporation interests and other investments	(1,593)	(123)
Net change in short-term investments	(546,036)	(2,170,798)
Net change in policy loans	(29)	(141)
Purchases of furniture, equipment and software	(12,064)	(23,451)
Net cash used in investing activities	(417,168)	(254,214)

Cash flows from financing activities:
Contract deposits	851,509	428,073
Contract withdrawals	(510,660)	(401,887)
Net change in due to/from parent and affiliates	(11,274)	16,067
Dividends paid	(73,401)	(77,309)
Payments for and interest paid on financing element derivatives, net	(3,000)	(4,169)
Net change in commercial paper borrowings	5,800	(8,600)
Net change in book overdrafts	92	(1,722)
Income tax benefit on share-based compensation	141	275
Net cash provided by (used in) financing activities	259,207	(49,272)

Net decrease in cash	(15,654)	(4,643)
Cash, beginning of year	34,362	12,775
Cash, end of period	$18,708	$8,132

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2016, and 2015
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Income taxes	$(8,305)	$(11,488)
Interest	(140)	(56)

Non-cash investing and financing transactions during the years:
Share-based compensation expense	$534	$525

See notes to condensed consolidated financial statements.	(Concluded)

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

The condensed consolidated balance sheet as of December 31, 2015, which was derived from the Company’s audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2016, have been prepared in accordance with the instructions for Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  As such, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position, and cash flows as of March 31, 2016, and for all periods presented. The condensed consolidated results of operations and condensed consolidated statement of cash flows for the three months ended March 31, 2016, are not necessarily indicative of the results or cash flows expected for the full year.

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

3.  Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (Topic 810). The update primarily amends the criteria used to evaluate whether certain variable interest entities should be consolidated. The update also modifies the criteria used to determine whether partnerships and similar entities are variable interest entities (“VIEs”). The update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, including in the interim periods. The adoption of this ASU did not have a material effect on the Company’s consolidated financial position or results of operations; however, the Company has additional investments that meet the definition of VIE under this update.  As such, the guidance was retrospectively applied and the December 31, 2015 carrying value and maximum exposure to loss in relation to the activities of the VIEs disclosed in Note 5 includes an additional $35,776 to conform to the current year presentation.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (Subtopic 350-40). The update requires the Company to determine if the cloud computing arrangement contains a software license and if so, apply the accounting requirements for other intangible assets. The update also supersedes the requirement to apply lease accounting requirements by analogy for lease classification. If the arrangement is not a software license, then the Company applies accounting requirements for a service requirement. The update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of this ASU did not have a material effect on the Company’s consolidated financial position or results of operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases. This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. The Company is currently evaluating the impact of this update on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivative Contract Novations. The amendments clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument in an existing hedging relationship would not, in and of itself, be considered a termination of the derivative instrument or a change in critical term of the hedging relationship. The update is effective for fiscal years and interim periods within those beginning after December 15, 2016. The Company is currently evaluating the impact of this update on its financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments. The amendments clarify the steps required to assess whether a call or put option meets the criteria for bifurcation as an embedded derivative. The update is effective for fiscal years and interim periods within those beginning after December 15, 2016. The Company does not expect this update to have a material impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures. The amendments simplify the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. The update is effective for fiscal years and interim periods within those beginning after December 15, 2016. The Company is currently evaluating the impact of this update on its financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for this update is the same as the effective date for ASU 2014-09. The Company is currently evaluating the impact of this update on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Account. The amendments simplify several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and cash flow statements. The update is effective for fiscal years and interim periods within those beginning after December 15, 2016. The Company is currently evaluating the impact of this update on its financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. The amendments are intended to reduce the cost and complexity of applying the guidance on identifying promised goods or services and to improve the operability and understandability of the licensing implementation guidance. The effective date for this update is the same as the effective date for ASU 2014-09. The Company is currently evaluating the impact of this update on its financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. The standard amends guidance in the new revenue standard on collectibility, noncash consideration, presentation of sales tax, and transition and are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients. The effective date for this update is the same as the effective date for ASU 2014-09.  The Company is currently evaluating the impact of this update on its financial statements.

4.  Dividends

The maximum amount of dividends, which can be paid to stockholders by insurance companies domiciled in the State of Colorado, is subject to restrictions relating to statutory surplus and statutory net gain from operations.  Prior to the payment of any dividends, the Company seeks approval from the Colorado Insurance Commissioner.  During the three months ended March 31, 2016, and 2015, the Company paid dividends of $73,401 and $77,309, respectively, to its parent, GWL&A Financial.

5.  Summary of Investments

The following tables summarize fixed maturity investments classified as available-for-sale and the non-credit-related component of other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (loss) (“AOCI”):

	March 31, 2016
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
Fixed maturities:	cost	gains	losses	and carrying value	included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$2,306,623	$89,965	$741	$2,395,847	$—
Obligations of U.S. states and their subdivisions	1,942,741	290,203	1,166	2,231,778	—
Foreign government securities	2,250	—	3	2,247	—
Corporate debt securities (2)	12,768,568	652,028	224,945	13,195,651	(1,733)
Asset-backed securities	1,627,812	123,351	15,742	1,735,421	(81,066)
Residential mortgage-backed securities	105,454	3,808	880	108,382	(43)
Commercial mortgage-backed securities	1,122,101	41,831	4,068	1,159,864	—
Collateralized debt obligations	8,920	69	—	8,989	—
Total fixed maturities	$19,884,469	$1,201,255	$247,545	$20,838,179	$(82,842)

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
(2) Includes perpetual debt investments with amortized cost of $149,062 and estimated fair value of $107,421.

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

	March 31, 2016
	Amortized cost	Estimated fair value
Maturing in one year or less	$691,217	$716,630
Maturing after one year through five years	3,663,240	3,892,707
Maturing after five years through ten years	5,699,079	5,940,455
Maturing after ten years	5,023,933	5,288,230
Mortgage-backed and asset-backed securities	4,807,000	5,000,157
Total fixed maturities	$19,884,469	$20,838,179

Mortgage-backed (commercial and residential) and asset-backed securities include those issued by the U.S. government and U.S. agencies.

The following table summarizes information regarding the sales of securities classified as available-for-sale:

	Three Months Ended March 31,
	2016	2015
Proceeds from sales	$1,682,893	$2,658,671
Gross realized gains from sales	19,857	23,351
Gross realized losses from sales	11	20

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Included in net investment income are unrealized gains (losses) of $12,622 and $908 for the three months ended March 31, 2016, and 2015, respectively, on held-for-trading fixed maturity investments still held at period end.

Mortgage loans on real estate — The following table summarizes the carrying value of the mortgage loan portfolio by component:

	March 31, 2016	December 31, 2015
Principal	$3,271,087	$3,242,627
Unamortized premium (discount) and fees, net	7,107	7,967
Mortgage provision allowance	(2,882)	(2,890)
Total mortgage loans	$3,275,312	$3,247,704

The following table summarizes the recorded investment of the mortgage loan portfolio by risk assessment category as of March 31, 2016, and December 31, 2015, respectively.

	March 31, 2016	December 31, 2015
Performing	$3,276,729	$3,249,129
Non-performing	1,465	1,465
Total	$3,278,194	$3,250,594

The following table summarizes activity in the mortgage provision allowance:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
	Commercial mortgages	Commercial mortgages
Beginning balance	$2,890	$2,890
Provision increases	536	—
Provision decreases	(544)	—
Ending balance	$2,882	$2,890

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$536	$—
Collectively evaluated for impairment	2,346	2,890

Recorded investment balance in the mortgage loan portfolio, gross of allowance, by basis of impairment method:	$3,278,194	$3,250,594
Individually evaluated for impairment	13,922	14,031
Collectively evaluated for impairment	3,264,272	3,236,563

Limited partnership and other corporation interests — At March 31, 2016, and December 31, 2015, the Company had $37,077 and $40,980, respectively, invested in limited partnership and other corporation interests. Limited partnership interests represent the Company’s minority ownership interests in pooled investment funds that primarily make private equity investments across diverse industries and geographical focuses. The Company has determined its interest in each limited partnership to be considered a variable interest entity (“VIE”). Consolidation is not required as the Company is not deemed to be the primary beneficiary of the VIEs.

The carrying value and maximum exposure to loss in relation to the activities of the VIEs was $34,601 and $38,504 at March 31, 2016, and December 31, 2015, respectively.

Special deposits — The Company had securities on deposit with government authorities as required by certain insurance laws with fair values of $7,014 and $14,000 at March 31, 2016, and December 31, 2015, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Securities lending — Securities with a cost or amortized cost of $169,660 and zero, and estimated fair values of $167,578 and zero, were on loan under the program at March 31, 2016, and December 31, 2015, respectively.  The Company received cash of $107,654 and zero, and securities with a fair value of $64,776 and zero, as collateral at March 31, 2016, and December 31, 2015, respectively. The Company bears the risk of any deficiency in the amount of collateral available for return to a borrower due to a loss in an approved investment.

The following table summarizes the collateral pledged by the Company under the securities lending program, by class of investment. Under the securities lending program the collateral pledged is, by definition, the securities loaned against the assets borrowed.

	March 31, 2016	December 31, 2015
Securities lending transactions
U.S. government direct obligations and U.S. agencies	$7,091	$—
Corporate debt securities	160,487	—
Total secured borrowings	$167,578	$—

The Company’s securities lending agreements are open agreements meaning the borrower can return and the Company can recall the loaned securities at any time. The assets and liabilities associated with securities lending program are not subject to master netting arrangements and are not offset in the condensed consolidated balance sheets.

Unrealized losses on fixed maturity investments classified as available-for-sale — The following tables summarize unrealized investment losses, including the non-credit-related portion of OTTI losses reported in AOCI, by class of investment:

	March 31, 2016
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$50,371	$439	$53,275	$302	$103,646	$741
Obligations of U.S. states and their subdivisions	10,796	143	78,883	1,023	89,679	1,166
Foreign government securities	2,248	3	—	—	2,248	3
Corporate debt securities	2,052,304	74,189	865,541	150,756	2,917,845	224,945
Asset-backed securities	388,520	5,968	207,508	9,774	596,028	15,742
Residential mortgage-backed securities	4,858	9	18,107	871	22,965	880
Commercial mortgage-backed securities	143,070	2,254	61,814	1,814	204,884	4,068
Total fixed maturities	$2,652,167	$83,005	$1,285,128	$164,540	$3,937,295	$247,545

Total number of securities in an unrealized loss position		246		155		401

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

Fixed maturity investments — Total unrealized losses and OTTI decreased by $111,809, or 31%, from December 31, 2015, to March 31, 2016. The overall decrease in unrealized losses was across most asset classes and reflects lower interest rates at March 31, 2016, compared to December 31, 2015, resulting in generally higher valuations of these fixed maturity securities.

Total unrealized losses greater than twelve months increased by $35,653 from December 31, 2015, to March 31, 2016.  Corporate debt securities account for 92%, or $150,756, of the unrealized losses and OTTI greater than twelve months at March 31, 2016.  Non-investment grade corporate debt securities account for $19,440 of the unrealized losses and OTTI greater than twelve months, and $13,166 of the losses are on perpetual debt investments issued by investment grade rated banks in the United Kingdom.  Management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Asset-backed securities account for 6% of the unrealized losses and OTTI greater than twelve months at March 31, 2016.  The present value of the cash flows expected to be collected is not less than amortized cost and management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Other-than-temporary impairment recognition — The OTTI on fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in realized investment gains (losses) is summarized as follows:

	Three Months Ended March 31,
	2016	2015
Beginning balance	$102,343	$119,532
Initial impairments - credit loss on securities not previously impaired	—	450
Reductions due to increases in cash flows expected to be collected that are recognized over the remaining life of the security	(3,927)	(4,329)
Ending balance	$98,416	$115,653

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

The ISDA Master Agreements contain provisions that would allow the counterparties to require immediate settlement of all derivative instruments in a net liability position if the Company were to default on any debt obligations over a certain threshold.  The MSFTA contain provisions which do not stipulate a threshold for default and only apply to debt obligations between the Company and the specific counterparty.  The aggregate fair value, inclusive of accrued income and expense, of derivative instruments with credit-risk-related contingent features that were in a net liability position was $77,578 and $76,107 as of March 31, 2016, and December 31, 2015, respectively.  The Company had pledged collateral related to these derivatives of $33,155 and $45,940 as of March 31, 2016, and December 31, 2015, respectively, in the normal course of business.  If the credit-risk-related contingent features were triggered on March 31, 2016, the fair value of assets that could be required to settle the derivatives in a net liability position was $44,422.

At March 31, 2016, and December 31, 2015, the Company had pledged $33,155 and $50,924 of unrestricted cash collateral to counterparties in the normal course of business, while other counterparties had pledged $22,450 and $19,060 of unrestricted cash collateral to the Company to satisfy collateral netting agreements, respectively.

At March 31, 2016, the Company estimated $4,651 of net derivative gains related to cash flow hedges included in AOCI will be reclassified into net income within the next twelve months. Gains and losses included in AOCI are reclassified into net income when the hedged item affects earnings.

Types of derivative instruments and derivative strategies

Interest rate contracts

Cash flow hedges

Interest rate swap agreements are used to convert the interest rate on certain debt security investments and debt obligations from a floating rate to a fixed rate.  Interest rate futures are used to manage the interest rate risks of forecasted acquisitions of fixed rate maturity investments and are primarily structured to hedge interest rate risk inherent in the assumptions used to price certain liabilities.

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

Equity contracts

The Company uses futures on equity indices to offset changes in guaranteed lifetime withdrawal benefit liabilities; however, hedge accounting is not elected.

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

The following tables summarize the notional amount and fair value of derivative financial instruments, excluding embedded derivatives:

	March 31, 2016
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$419,800	$11,443	$13,867	$2,424
Cross-currency swaps	389,294	25,518	29,992	4,474
Total cash flow hedges	809,094	36,961	43,859	6,898

Total derivatives designated as hedges	809,094	36,961	43,859	6,898

Derivatives not designated as hedges:
Interest rate swaps	361,100	13,850	21,619	7,769
Futures on equity indices	32,259	—	—	—
Interest rate futures	137,500	—	—	—
Interest rate swaptions	144,704	179	179	—
Other forward contracts	1,687,650	3,056	4,161	1,105
Cross-currency swaps	662,935	(38,149)	21,716	59,865
Total derivatives not designated as hedges	3,026,148	(21,064)	47,675	68,739
Total derivative financial instruments	$3,835,242	$15,897	$91,534	$75,637

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

Notional amounts are used to express the extent of the Company’s involvement in derivative transactions and represent a standard measurement of the volume of its derivative activity.  Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received. The average notional outstanding during the three months ended March 31, 2016, was $620,400, $1,050,124, $165,772, $146,329, and $1,324,717 for interest rate swaps, cross-currency swaps, futures, swaptions, and other forward contracts, respectively. The average notional outstanding during the year ended December 31, 2015, was $443,589, $937,242, $111,801, $212,299, and $5,014,845 for interest rate swaps, cross-currency swaps, futures, swaptions, and other forward contracts, respectively.

The following tables present the effect of derivative instruments in the condensed consolidated statements of income reported by cash flow hedges, fair value hedges, and economic hedges, excluding embedded derivatives:

	Gain (loss) recognized in OCI on derivatives (Effective portion)		Gain (loss) reclassified from OCI into net income (Effective portion)
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Cash flow hedges:
Interest rate swaps	$525	$3,141	$1,494	$1,856	(A)
Cross-currency swaps	(2,129)	14,014	992	423	(A)
Interest rate futures	—	—	—	(21)	(A)
Total cash flow hedges	$(1,604)	$17,155	$2,486	$2,258

(A) Net investment income.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Gain (loss) on derivatives recognized in net income			Gain (loss) on hedged assets recognized in net income
	Three Months Ended March 31,			Three Months Ended March 31,
	2016	2015		2016	2015
Fair value hedges:
Interest rate swaps	$—	$(1,438)	(A)	$—	$—
Interest rate swaps	—	630	(B)	—	—
Items hedged in interest rate swaps	—	—		—	1,443	(A)
Items hedged in interest rate swaps	—	—		—	(630)	(B)
Total fair value hedges	$—	$(808)		$—	$813

(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

	Gain (loss) on derivatives recognized in net income
	Three Months Ended March 31,
	2016		2015
Derivatives not designated as hedging instruments:
Futures on equity indices	$(230)	(A)	$147	(A)
Futures on equity indices	(1,441)	(B)	(723)	(B)
Interest rate swaps	10,622	(A)	2,822	(A)
Interest rate futures	(204)	(A)	(151)	(A)
Interest rate futures	(32)	(B)	135	(B)
Interest rate swaptions	134	(A)	910	(A)
Interest rate swaptions	(195)	(B)	(987)	(B)
Other forward contracts	3,056	(A)	16,825	(A)
Other forward contracts	2,938	(B)	(9,340)	(B)
Cross-currency swaps	12,199	(A)	45,046	(A)
Total derivatives not designated as hedging instruments	$26,847		$54,684

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

The estimated fair value of the GLWB was $21,707 and $11,257 at March 31, 2016, and December 31, 2015, respectively. The changes in fair value of the GLWB were $10,450 and $2,770 for the three months ended March 31, 2016, and 2015, respectively.

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

	March 31, 2016
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments:	recognized assets/liabilities (1)	instruments	received	fair value
Derivative instruments (assets) (2)	$77,202	$(48,039)	$22,217	$6,946
Derivative instruments (liabilities) (3)	69,160	(48,039)	(20,817)	304

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

8.  Fair Value Measurements

Recurring fair value measurements

The following tables present the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy category:

	Assets and liabilities measured at fair value on a recurring basis
	March 31, 2016
	Quoted prices	Significant
	in active markets for identical assets (Level 1)	other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$2,395,847	$—	$2,395,847
Obligations of U.S. states and their subdivisions	—	2,231,778	—	2,231,778
Foreign government securities	—	2,247	—	2,247
Corporate debt securities	—	13,180,109	15,542	13,195,651
Asset-backed securities	—	1,735,421	—	1,735,421
Residential mortgage-backed securities	—	108,382	—	108,382
Commercial mortgage-backed securities	—	1,159,864	—	1,159,864
Collateralized debt obligations	—	8,989	—	8,989
Total fixed maturities available-for-sale	—	20,822,637	15,542	20,838,179
Fixed maturities held-for-trading:
U.S. government direct obligations and U.S. agencies	—	511,509	—	511,509
Corporate debt securities	—	56,991	—	56,991
Commercial mortgage-backed securities	—	1,111	—	1,111
Total fixed maturities held-for-trading	—	569,611	—	569,611
Short-term investments	369,283	439,232	—	808,515
Collateral under securities lending agreements	107,654	—	—	107,654
Collateral under derivative counterparty collateral agreements	55,605	—	—	55,605
Derivative instruments designated as hedges:
Interest rate swaps	—	13,867	—	13,867
Cross-currency swaps	—	29,992	—	29,992
Derivative instruments not designated as hedges:
Interest rate swaps	—	21,619	—	21,619
Interest rate swaptions	—	179	—	179
Other forward contracts	—	4,161	—	4,161
Cross-currency swaps	—	21,716	—	21,716
Total derivative instruments	—	91,534	—	91,534
Separate account assets	15,170,321	12,069,460	—	27,239,781
Total assets	$15,702,863	$33,992,474	$15,542	$49,710,879

Liabilities
Payable under securities lending agreements	$107,654	$—	$—	$107,654
Collateral under derivative counterparty collateral agreements	22,450	—	—	22,450
Derivative instruments designated as hedges:
Interest rate swaps	—	2,424	—	2,424
Cross-currency swaps	—	4,474	—	4,474
Derivative instruments not designated as hedges:
Interest rate swaps	—	7,769	—	7,769
Other forward contracts	—	1,105	—	1,105
Cross-currency swaps	—	59,865	—	59,865
Total derivative instruments	—	75,637	—	75,637
Embedded derivatives - GLWB	—	—	21,707	21,707
Separate account liabilities (1)	38	256,885	—	256,923
Total liabilities	$130,142	$332,522	$21,707	$484,371
 (1) Includes only separate account instruments which are carried at the fair value of the underlying liabilities owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Assets and liabilities measured at fair value on a recurring basis
	December 31, 2015
	Quoted prices	Significant
	in active markets for identical assets (Level 1)	other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$3,341,752	$—	$3,341,752
Obligations of U.S. states and their subdivisions	—	2,219,173	—	2,219,173
Foreign government securities	—	2,286	—	2,286
Corporate debt securities	—	12,501,174	4,538	12,505,712
Asset-backed securities	—	1,311,370	—	1,311,370
Residential mortgage-backed securities	—	125,372	—	125,372
Commercial mortgage-backed securities	—	1,016,908	—	1,016,908
Collateralized debt obligations	—	9,054	—	9,054
Total fixed maturities available-for-sale	—	20,527,089	4,538	20,531,627
Fixed maturities held-for-trading:
U.S. government direct obligations and U.S. agencies	—	558,208	—	558,208
Corporate debt securities	—	56,566	—	56,566
Commercial mortgage-backed securities	—	1,065	—	1,065
Total fixed maturities held-for-trading	—	615,839	—	615,839
Short-term investments	132,288	134,738	—	267,026
Collateral under derivative counterparty collateral agreements	69,984	—	—	69,984
Derivative instruments designated as hedges:
Interest rate swaps	—	11,843	—	11,843
Cross-currency swaps	—	28,736	—	28,736
Derivative instruments not designated as hedges:
Interest rate swaps	—	8,295	—	8,295
Interest rate swaptions	—	189	—	189
Cross-currency swaps	—	19,537	—	19,537
Total derivative instruments	—	68,600	—	68,600
Separate account assets	15,249,966	11,381,227	—	26,631,193
Total assets	$15,452,238	$32,727,493	$4,538	$48,184,269

Liabilities
Collateral under derivative counterparty collateral agreements	$19,060	$—	$—	$19,060
Derivative instruments designated as hedges:
Cross-currency swaps	—	22	—	22
Derivative instruments not designated as hedges:
Interest rate swaps	—	5,055	—	5,055
Cross-currency swaps	—	71,296	—	71,296
Total derivative instruments	—	76,373	—	76,373
Embedded derivatives - GLWB	—	—	11,257	11,257
Separate account liabilities (1)	24	290,293	—	290,317
Total liabilities	$19,084	$366,666	$11,257	$397,007

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

Collateral under derivative counterparty collateral agreements

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
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities
	Three Months Ended March 31, 2016
	Assets	Liabilities
	Fixed maturities available-for-sale	Embedded
	Corporate	derivatives
	debt securities	- GLWB
Balances, January 1, 2016	$4,538	$11,257
Realized and unrealized gains (losses) included in:
Net income	—	10,450
Other comprehensive income	366	—
Settlements	(598)	—
Transfers into Level 3 (1)	11,236	—
Balances, March 31, 2016	$15,542	$21,707
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at March 31, 2016	$—	$10,450

 (1) Transfers into Level 3 are due primarily to decreased observability of inputs in valuation methodologies.

	Recurring Level 3 financial assets and liabilities
	Three Months Ended March 31, 2015
	Assets			Liabilities
	Fixed maturities available-for-sale			Embedded
	Corporate	Asset-backed		derivatives
	debt securities	securities	Total	- GLWB
Balances, January 1, 2015	$5,842	$36	$5,878	$6,407
Realized and unrealized gains (losses) included in:
Net income (loss)	—	—	—	2,770
Other comprehensive income (loss)	(28)	—	(28)	—
Settlements	(485)	(3)	(488)	—
Balances, March 31, 2015	$5,329	$33	$5,362	$9,177
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at March 31, 2015	$—	$—	$—	$2,770

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables present significant unobservable inputs used during the valuation of certain liabilities categorized within Level 3 of the recurring fair value measurements table:

March 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range
Embedded derivatives - GLWB	$21,707	Risk neutral stochastic valuation methodology	Equity volatility	15% - 28%
			Swap curve	0.85% - 2.50%
			Mortality rate	Based on the Annuity 2000 Mortality Table
			Lapse rate	1% - 15%

December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range
Embedded derivatives - GLWB	$11,257	Risk neutral stochastic valuation methodology	Equity volatility	15% - 28%
			Swap curve	0.75% - 3.00%
			Mortality rate	Based on the Annuity 2000 Mortality Table
			Lapse rate	1% - 15%

Fair value of financial instruments

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value on a recurring basis:

	March 31, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets
Mortgage loans on real estate	$3,275,312	$3,463,079	$3,247,704	$3,362,496
Policy loans	4,069,236	4,069,236	4,092,661	4,092,661
Limited partnership interests	33,372	32,725	35,039	34,882
Other investments	14,459	44,723	14,596	44,723

Liabilities
Annuity contract benefits without life contingencies	$11,428,441	$11,492,552	$11,104,721	$10,839,205
Policyholders’ funds	262,651	262,651	299,577	299,577
Commercial paper	99,171	99,171	93,371	93,371
Notes payable	541,840	562,486	532,575	563,633

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

Limited partnership interests

Limited partnership interests, accounted for using the cost method, represent the Company’s minority ownership interests in pooled investment funds.  These funds employ varying investment strategies that primarily make private equity investments across diverse industries and geographical focuses.  The estimated fair value was determined using the partnership financial statement reported capital account or net asset value adjusted for other relevant information which may impact the exit value of the investments.  Distributions by these investments are generated from investment gains, from operating income generated by the underlying investments of the funds, and from liquidation of the underlying assets of the funds which are estimated to be liquidated over the next 1 to 10 years.  The estimated fair value is classified as Level 3.

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

9.  Other Comprehensive Income

The following tables present the accumulated balances for each classification of other comprehensive income (loss):

	Three Months Ended March 31, 2016
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2016	$339,520	$45,284	$(65,785)	$(85,581)	$233,438
Other comprehensive income (loss) before reclassifications	290,296	(1,043)	(49,556)	—	239,697
Amounts reclassified from AOCI	(12,980)	(1,616)	—	1,452	(13,144)
Net current period other comprehensive income (loss)	277,316	(2,659)	(49,556)	1,452	226,553
Balances, March 31, 2016	$616,836	$42,625	$(115,341)	$(84,129)	$459,991

	Three Months Ended March 31, 2015
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2015	$784,183	$33,141	$(108,194)	$(106,112)	$603,018
Other comprehensive income (loss) before reclassifications	117,894	11,151	(22,834)	(215)	105,996
Amounts reclassified from AOCI	(18,316)	(1,468)	—	1,907	(17,877)
Net current period other comprehensive income (loss)	99,578	9,683	(22,834)	1,692	88,119
Balances, March 31, 2015	$883,761	$42,824	$(131,028)	$(104,420)	$691,137

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables present the composition of other comprehensive income (loss):

	Three Months Ended March 31, 2016
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$446,610	$(156,314)	$290,296
Unrealized holding gains (losses), net, arising on cash flow hedges	(1,604)	561	(1,043)
Reclassification adjustment for (gains) losses, net, realized in net income	(22,456)	7,860	(14,596)
Net unrealized gains (losses) related to investments	422,550	(147,893)	274,657
Future policy benefits, DAC and VOBA adjustments	(76,240)	26,684	(49,556)
Net unrealized gains (losses)	346,310	(121,209)	225,101
Employee benefit plan adjustment	2,234	(782)	1,452
Other comprehensive income (loss)	$348,544	$(121,991)	$226,553

	Three Months Ended March 31, 2015
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$181,375	$(63,481)	$117,894
Unrealized holding gains (losses), net, arising on cash flow hedges	17,155	(6,004)	11,151
Reclassification adjustment for (gains) losses, net, realized in net income	(30,437)	10,653	(19,784)
Net unrealized gains (losses) related to investments	168,093	(58,832)	109,261
Future policy benefits, DAC and VOBA adjustments	(35,129)	12,295	(22,834)
Net unrealized gains (losses)	132,964	(46,537)	86,427
Employee benefit plan adjustment	2,603	(911)	1,692
Other comprehensive income (loss)	$135,567	$(47,448)	$88,119

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables presents the reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended March 31,
	2016		2015
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the statement where net income is presented
Unrealized holding (gains) losses, net, arising on fixed maturities, available-for-sale	$(19,970)		$(28,179)		Other realized investment (gains) losses, net
	(19,970)		(28,179)		Total before tax
	(6,990)		(9,863)		Tax expense or benefit
	$(12,980)		$(18,316)		Net of tax

Unrealized holding (gains) losses, net, arising on cash flow hedges	$(2,486)		$(2,258)		Net investment income
	(2,486)		(2,258)		Total before tax
	(870)		(790)		Tax expense or benefit
	$(1,616)		$(1,468)		Net of tax

Amortization of employee benefit plan items
Prior service (benefits)	$(151)	(1)	$(181)	(1)
Actuarial (gains)	2,385	(1)	3,115	(1)
	2,234		2,934		Total before tax
	782		1,027		Tax expense or benefit
	$1,452		$1,907		Net of tax

Total reclassification	$(13,144)		$(17,877)		Net of tax

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
(Dollars in Thousands)
(Unaudited)

10.  Employee Benefit Plans

Net periodic cost (benefit) of the Defined Benefit Pension, Post-Retirement Medical, and Supplemental Executive Retirement plans included in general insurance expenses in the accompanying condensed consolidated statements of income includes the following components:

	Three Months Ended March 31,
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Components of net periodic cost (benefit):
Service cost	$1,335	$1,509	$293	$264	$73	$70	$1,701	$1,843
Interest cost	6,282	5,997	175	126	444	531	6,901	6,654
Expected return on plan assets	(6,278)	(7,087)	—	—	—	—	(6,278)	(7,087)
Amortization of unrecognized prior service costs (benefits)	—	3	(276)	(417)	125	233	(151)	(181)
Amortization of losses (gains) from earlier periods	2,485	3,106	(85)	(157)	(15)	166	2,385	3,115
Net periodic cost (benefit)	$3,824	$3,528	$107	$(184)	$627	$1,000	$4,558	$4,344

On January 1, 2015, the Company acquired the retirement business of Putnam, an affiliate of the Company. See Note 2 for additional discussion regarding the acquisition. Per the terms of the Asset Transfer Agreement, the Company was required to give each Putnam employee full credit for the employee’s service period with Putnam prior to the closing date for the purpose of eligibility to participate, vesting and level of benefits under the Post-Retirement Medical Plan.  As a result, approximately 150 individuals became eligible participants of the Post-Retirement Medical Plan at January 1, 2015.  The transaction was recorded as a prior service cost, which resulted in a $339 increase before tax to other liabilities and expenses and a decrease to accumulated other comprehensive income.

The Company expects to make payments of approximately $816 with respect to its Post-Retirement Medical Plan and $3,337 with respect to its Supplemental Executive Retirement Plan during the year ended December 31, 2016.  The Company expects to make contributions of zero to its Defined Benefit Pension Plan during the year ended December 31, 2016.  A December 31 measurement date is used for the employee benefit plans.

The following table summarizes contributions to the Defined Benefit Pension Plan and payments made to the Post-Retirement Medical Plan and the Supplemental Executive Retirement Plan:

	Three Months Ended March 31,
	2016	2015
Payments to the Post-Retirement Medical Plan	204	133
Payments to the Supplemental Executive Retirement Plan	834	2,335

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

11.  Income Taxes

The provision for income taxes is comprised of the following:

	Three Months Ended March 31,
	2016	2015
Current	$10,640	$28,094
Deferred	13,398	23,802
Total income tax provision	$24,038	$51,896

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate:

	Three Months Ended March 31,
	2016	2015
Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(2.3)%	(2.0)%
Tax credits	(16.3)%	(0.2)%
State income taxes, net of federal benefit	2.3%	1.3%
Other, net	0.9%	0.4%
Effective income tax rate	19.6%	34.5%

During the three months ended March 31, 2016, and 2015, the Company recorded an increase in unrecognized tax benefits in the amount of $1,843 and $2,695, respectively. The Company anticipates additional increases to its unrecognized tax benefits of $5,000 to $7,000 in the next twelve months. The Company expects that the majority of the increase in its unrecognized tax benefits will not impact the effective tax rate.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables summarize segment financial information:

	Three Months Ended March 31, 2016
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$133,286	$346	$21,295	$154,927
Fee income	22,724	200,923	1,420	225,067
Other revenue	—	3,149	—	3,149
Net investment income	207,693	110,534	13,558	331,785
Realized investment gains (losses), net	11,806	19,471	(7)	31,270
Total revenues	375,509	334,423	36,266	746,198
Benefits and expenses:
Policyholder benefits	267,497	49,917	19,329	336,743
Operating expenses	37,223	231,640	17,928	286,791
Total benefits and expenses	304,720	281,557	37,257	623,534
Income (loss) before income taxes	70,789	52,866	(991)	122,664
Income tax expense (benefit)	23,834	651	(447)	24,038
Net income (loss)	$46,955	$52,215	$(544)	$98,626

	Three Months Ended March 31, 2015
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$124,962	$—	$20,741	$145,703
Fee income	21,502	202,821	954	225,277
Other revenue	—	1,820	—	1,820
Net investment income	217,653	127,730	13,473	358,856
Realized investment gains (losses), net	8,400	9,800	—	18,200
Total revenues	372,517	342,171	35,168	749,856
Benefits and expenses:
Policyholder benefits	256,323	49,045	22,303	327,671
Operating expenses	35,941	221,030	14,706	271,677
Total benefits and expenses	292,264	270,075	37,009	599,348
Income (loss) before income taxes	80,253	72,096	(1,841)	150,508
Income tax expense (benefit)	28,222	24,380	(706)	51,896
Net income (loss)	$52,031	$47,716	$(1,135)	$98,612

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

13.  Commitments and Contingencies

Commitments

The Company has a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility expires on March 1, 2018.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth of $1,100,000, as defined in the credit facility agreement (compiled on the statutory accounting basis prescribed by the National Association of Insurance Commissioners), at anytime.  The Company was in compliance with all covenants at March 31, 2016, and December 31, 2015.  At March 31, 2016, and December 31, 2015, there were no outstanding amounts related to the credit facility.

GWSC and CLAC are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,169,670 and renews annually until it expires on July 3, 2027.  The second letter of credit is for $70,000 and renews annually until it expires on December 31, 2017.  At March 31, 2016, and December 31, 2015, there were no outstanding amounts related to the letters of credit.

In addition, the Company has other letters of credit with a total amount of $9,095, renewable annually for an indefinite period of time. At March 31, 2016, and December 31, 2015, there were no outstanding amounts related to those letters of credit.

The Company makes commitments to fund partnership interests, mortgage loans on real estate, and other investments in the normal course of its business.  The amounts of these unfunded commitments at March 31, 2016, and December 31, 2015, were $205,160 and $50,692, of which $28,010 and $8,692 were related to cost basis limited partnership interests, respectively, all of which is due within one year from the dates indicated.

Contingencies

From time to time, the Company may be threatened with, or named as a defendant in, lawsuits, mediations, arbitrations, and administrative claims. Any such claims that are decided against the Company could harm the Company’s business. The Company is also subject to periodic regulatory audits and inspections which could result in fines or other disciplinary actions. Unfavorable outcomes in such matters may result in a material impact on the Company's financial position, results of operations, or cash flows.

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

14.  Subsequent Events

On April 28, 2016, the Company’s Board of Directors declared a dividend of $31,430, payable on June 15, 2016, to its sole shareholder, GWL&A Financial.

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

Readers should also consider other matters, including any risks and uncertainties, discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission. The following discussion addresses the Company’s results of operations for the three months ended March 31, 2016, compared with the same period in 2015. The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

Recent Events

Empower Retirement continues to incur strategic and business development expenses as it focuses on enhancements, which will improve the client-facing experience as well as streamline the back-office processing over the next several years. The Company anticipates investing approximately $150 million in total on this multi-year initiative, with over $126 million already invested by March 31, 2016. In 2015, these costs decreased net earnings by $34 million and are expected to decrease net earnings by approximately $20 million in 2016. For the three months ended March 31, 2016, these costs have decreased net earnings by $6 million.

The Company has set an annual costs savings target of $40 to $50 million pre-tax.  Integration activities are expected to be completed by the second quarter of 2017 with the annual reduction of operating costs fully reflected upon the completion of the business transformation in the next three to four years.  These synergies are expected to be achieved through efficiencies from the conversion of business onto a single back-office platform, increased utilization of Great-West Global, which launched in the third quarter of 2015, with over 350 professionals based in India, as well as scale-driven cost improvements. Ongoing operations will include amortization expense from system and infrastructure enhancements. The Company expects that these enhancements will increase market share by driving future sales and improving the retention of participants and assets.

On April 6, 2016, the U.S. Department of Labor issued a new rule redefining and expanding who is a fiduciary by reason of providing investment advice to a retirement plan or holder of an individual retirement account.  Compliance with the rule will generally be required by April 10, 2017 (certain parts by January 1, 2018).  The Company is in the process of analyzing the rule against current business practices in its Empower Retirement and Individual Markets businesses.  The rule may require changes to certain aspects of product and service delivery but management does not expect that it will prevent the Company from executing on its overall business strategy and growth objectives.

Current Market Conditions

The financial markets strengthened during the three months ended March 31, 2016.  The S&P 500 index as at March 31, 2016 was up by less than 1% compared to January 1, 2016. The S&P 500 index at March 31, 2015 was up by less than 1% when compared to January 1, 2015.  The average of the S&P 500 index during the three months ended March 31, 2016, was down by 5% when compared to the same period in 2015.

	2016		2015
S&P 500 Index	Close	Average in Quarter	Close	Average in Quarter
March 31	2,060	1,952	2,068	2,064
January 1	2,044		2,059

Variable asset-based fees earned by the Company fluctuate with changes in participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses, which are primarily associated with changes in the U.S. equities market. Fee income remained constant for the three months ended March 31, 2016, when compared to the same period in 2015, as a result of higher average account balances partially offset by decreased average performance of the U.S. equities market.

Interest rates decreased during the three months ended March 31, 2016. The 10-year U.S. Treasury rate as at March 31, 2016, was down by 49 basis points as compared to January 1, 2016. The rate at March 31, 2015 was down by 23 basis points as compared to January 1, 2015. The average of the 10-year U.S. Treasury rate during the three months ended March 31, 2016, was down by 6 basis points when compared to the same period in 2015.

	2016		2015
10-Year Treasury Rate	Close	Average in Quarter	Close	Average in Quarter
March 31	1.78%	1.91%	1.94%	1.97%
January 1	2.27%		2.17%

The Company employs hedging strategies for the purpose of managing the interest rate, foreign currency exchange rate and equity market risks impacting the Company’s business.  For those derivative instruments when hedge accounting is not elected, all gains or losses are recorded in the consolidated statement of income.  As a result, fluctuations in interest rates, foreign currencies, or equity markets may cause the Company to experience volatility in its earnings.  For three months ended March 31, 2016, the Company recorded unfavorable changes in unrealized gains (losses), net, of $14 million, on forward settling to be announced (“TBA”) securities as compared to the same period in 2015. Additionally, the realized gains (losses), net, on forward settling TBA securities had favorable changes of $12 million for the three months ended March 31, 2016, as compared to the same period in 2015.

Unrealized gains on fixed maturity investments fluctuate with changes in the prevailing interest rates.  When interest rates rise, market values of fixed maturity investments generally fall.  During the three months ended March 31, 2016, fixed maturity investments' unrealized investment gains (losses), net, recognized in net income, had a favorable change of $14 million, as compared to the same period in 2015. The Company also recorded in other comprehensive income favorable changes in unrealized gains (losses), net, on fixed maturity investments, of $430 million for the three months ended March 31, 2016, and favorable changes of $156 million for the three months ended March 31, 2015, respectively. The realized gains (losses), net, on fixed maturity investments had an unfavorable change of $1 million for the three months ended March 31, 2016, as compared to the same period in 2015.

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

Three months ended March 31, 2016, compared with the three months ended March 31, 2015

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

	Three Months Ended March 31,		Increase	Percentage
Income statement data (In millions)	2016	2015	(decrease)	change
Net (loss) income
Individual Markets segment	$47	$52	$(5)	(10)%
Empower Retirement segment	52	48	4	8%
Other segment	(1)	(1)	—	—%
Total net (loss) income	98	99	(1)	(1)%
Adjustments to net (loss) income
Unrealized investment gains (losses), net	28	62	(34)	(55)%
Realized investment gains (losses), net	31	18	13	72%
Pro-rata tax (expense) benefit (1)	(21)	(28)	7	(25)%
Operating income	$60	$47	$13	28%
(1) Calculated utilizing estimated tax rate of 35%.

Unrealized investment gains (losses), net, had an unfavorable change of $34 million, or 55%, to $28 million during the three months ended March 31, 2016, when compared to the same period in 2015. The primary driver of the change was a $34 million unfavorable change from derivatives in addition to a $14 million unfavorable change from forward settling TBA securities, partially offset by a $14 million favorable change from bonds.

Realized investment gains (losses), net, had a favorable change of $13 million, or 72%, to $31 million during the three months ended March 31, 2016, when compared to the same period in 2015. The change was primarily driven by a $12 million favorable change from forward settling TBA securities in addition to a $2 million favorable change from mortgage gains, partially offset by a $1 million unfavorable change from other investments.

Pro-rata tax expense decreased by $7 million, from $28 million in 2015 to $21 million in 2016 resulting from the unfavorable change in total unrealized and realized investment gains (losses), net.

Company Results of Operations

Three months ended March 31, 2016, compared with the three months ended March 31, 2015

The following is a summary of certain financial data of the Company:

	Three Months Ended March 31,		Increase	Percentage
Income statement data (In millions)	2016	2015	(decrease)	change
Premium income	$155	$146	$9	6%
Fee income	225	225	—	—%
Other revenue	3	2	1	50%
Net investment income	304	297	7	2%
Total revenues	687	670	17	3%
Policyholder benefits	337	328	9	3%
Operating expenses	287	272	15	6%
Total benefits and expenses	624	600	24	4%
Income before income taxes	63	70	(7)	(10)%
Income tax (benefit) expense	3	23	(20)	(87)%
Operating income	$60	$47	$13	28%

The Company’s consolidated operating income increased by $13 million, or 28%, to $60 million for the three months ended March 31, 2016, when compared to the same period in 2015. The increase was primarily due to lower income tax expense.

Premium income increased by $9 million, or 6%, to $155 million for the three months ended March 31, 2016, when compared to the same period in 2015. This increase was primarily related to the Company’s Individual Markets segment which had an increase of $9 million due to lower group health and group life refunds.

Net investment income increased by $7 million, or 2%, to $304 million during the three months ended March 31, 2016, when compared to the same period in 2015. The primary driver of the change was higher investment income on bonds, mortgages, and policy loans as a result of higher volume partially offset by lower rates.

Policyholder benefits increased by $9 million, or 3%, to $337 million for the three months ended March 31, 2016, when compared to the same period in 2015, primarily due to the Company’s Individual Markets segment which had an increase of $11 million. The increase was primarily driven by an increase in death claims of $36 million, partially offset by reserve released on death claims of $25 million.

Operating expenses increased by $15 million, or 6%, to $287 million for the three months ended March 31, 2016, when compared to the same period in 2015 primarily due to the Company’s Empower Retirement segment which had an increase of $11 million. The increase was primarily attributable to a $24 million increase in operating expenses primarily from increased salaries and benefits as a result of increased headcount due to business growth. This increase was partially offset by a $13 million decrease in DAC amortization primarily due to higher expected future profits.

Income tax expense had a favorable change of $20 million, from $23 million in 2015 to $3 million in 2016 primarily due to lower income taxes as a result of a management election to claim foreign tax credits in addition to decrease in operating income before tax.

Individual Markets Segment Results of Operations

Three months ended March 31, 2016, compared with the three months ended March 31, 2015

The following is a summary of certain financial data of the Individual Markets segment:

	Three Months Ended March 31,		Increase	Percentage
Income statement data (In millions)	2016	2015	(decrease)	change
Premium income	$134	$125	$9	7%
Fee income	23	22	1	5%
Net investment income	186	186	—	—%
Total revenues	343	333	10	3%
Policyholder benefits	268	257	11	4%
Operating expenses	37	36	1	3%
Total benefits and expenses	305	293	12	4%
Income before income taxes	38	40	(2)	(5)%
Income tax expense	11	14	(3)	(21)%
Operating income	$27	$26	$1	4%

Operating income for the Individual Markets segment increased by $1 million, or 4%, to $27 million, during the three months ended March 31, 2016, when compared to the same period in 2015. The increase was primarily due to higher premiums and lower income tax expense partially offset by higher policyholder benefits.

Premium income increased by $9 million, or 7%, to $134 million for the three months ended March 31, 2016, when compared to the same period in 2015. This increase was primarily related to lower group health and group life refunds.

Policyholder benefits increased by $11 million, or 4%, to $268 million for the three months ended March 31, 2016, when compared to the same period in 2015, primarily driven by an increase in death claims of $36 million, partially offset by reserve released on death claims of $25 million.

Income tax expense decreased by $3 million, or 21%, to $11 million during the three months ended March 31, 2016, when compared to the same period in 2015, primarily as a result of a management election to claim foreign tax credits.

Empower Retirement Segment Results of Operations

Three months ended March 31, 2016, compared with the three months ended March 31, 2015

The following is a summary of certain financial data of the Empower Retirement segment:

	Three Months Ended March 31,		Increase	Percentage
Income statement data (In millions)	2016	2015	(decrease)	change
Fee income	$201	$202	$(1)	—%
Other revenue	3	2	1	50%
Net investment income	104	98	6	6%
Total revenues	308	302	6	2%
Policyholder benefits	50	49	1	2%
Operating expenses	232	221	11	5%
Total benefits and expenses	282	270	12	4%
Income before income taxes	26	32	(6)	(19)%
Income tax (benefit) expense	(8)	10	(18)	(180)%
Operating income	$34	$22	$12	55%

Operating income for the Empower Retirement segment increased by $12 million, or 55%, to $34 million for the three months ended March 31, 2016, when compared to the same period in 2015.  The increase was primarily due to favorable income tax expense and higher net investment income partially offset by higher operating expenses.

Net investment income increased by $6 million, or 6%, to $104 million for the three months ended March 31, 2016, when compared to the same period in 2015. The primary driver of the change was higher investment income on bonds, mortgages, and policy loans as a result of higher volume partially offset by lower rates.

Operating expenses increased by $11 million, or 5%, to $232 million for the three months ended March 31, 2016, when compared to the same period in 2015. The increase was primarily attributable to a $24 million increase in operating expenses primarily from increased salaries and benefits as a result of increased headcount due to business growth. This increase was partially offset by a $13 million decrease in DAC amortization primarily due to expected higher future profits.

Income tax expense had a favorable change of $18 million from an expense of $10 million in 2015 to a benefit of $8 million in 2016, primarily as a result of a management election to claim foreign tax credits in addition to decrease in operating income before tax.

Other Segment Results of Operations

Three months ended March 31, 2016, compared with the three months ended March 31, 2015

The following is a summary of certain financial data of the Company’s Other segment:

	Three Months Ended March 31,		Increase	Percentage
Income statement data (In millions)	2016	2015	(decrease)	change
Premium income	$21	$21	$—	—%
Fee income	1	1	—	—%
Net investment income	14	13	1	8%
Total revenues	36	35	1	3%
Policyholder benefits	19	22	(3)	(14)%
Operating expenses	18	15	3	20%
Total benefits and expenses	37	37	—	—%
Income before income taxes	(1)	(2)	1	(50)%
Income tax benefit	—	(1)	1	(100)%
Operating loss	$(1)	$(1)	$—	—%

Operating loss for the Company’s Other segment remained the same for the three months ended March 31, 2016 and 2015.

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

The following table presents the percentage distribution of the carrying values of the Company’s general account investment portfolio:

(In millions)	March 31, 2016		December 31, 2015
Fixed maturities, available-for-sale	$20,838	70.4%	$20,532	71.3%
Fixed maturities, held-for-trading	570	1.9%	616	2.1%
Mortgage loans on real estate	3,275	11.1%	3,248	11.3%
Policy loans	4,069	13.7%	4,093	14.2%
Short-term investments	809	2.7%	266	0.9%
Limited partnership and other corporation interests	37	0.1%	41	0.1%
Other investments	15	0.1%	15	0.1%
Total investments	$29,613	100.0%	$28,811	100.0%

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

The percentage distribution of the estimated fair value of the Company’s fixed maturity portfolio by the Company’s internal credit rating is summarized as follows:

Credit Rating	March 31, 2016	December 31, 2015
AAA	25.8%	27.8%
AA	15.2%	14.8%
A	30.1%	29.5%
BBB	27.8%	26.9%
BB and below (Non-investment grade)	1.1%	1.0%
Total	100.0%	100.0%

The percentage distribution of the estimated fair value of the corporate sector fixed maturity portfolio, calculated as a percentage of fixed maturities, is summarized as follows:

Sector	March 31, 2016	December 31, 2015
Utility	18.8%	17.6%
Finance	10.4%	10.2%
Consumer	10.0%	9.3%
Natural resources	6.8%	6.5%
Transportation	3.4%	3.2%
Other	14.2%	13.0%

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

A discussion of each of these critical accounting policies may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $649 million and $301 million as of March 31, 2016, and December 31, 2015, respectively.  The March 31, 2016, and December 31, 2015, short-term investments included above exclude any amounts held to settle TBA forward contracts.  In addition, 99% of the fixed maturity portfolio carried an investment grade rating at March 31, 2016, and December 31, 2015, which provides significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity.  Additionally, the Company anticipates that cash on hand and expected net cash generated by operating activities will exceed the forecasted needs of the business over the next 12 months.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $99 million and $93 million of commercial paper outstanding as of March 31, 2016, and December 31, 2015, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a revolving credit facility agreement with U.S. Bank, which expires on March 1, 2018, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility as of or during the three months ended March 31, 2016.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

Off-Balance Sheet Arrangements

The Company makes commitments to fund partnership interests, mortgage loans on real estate, and other investments in the normal course of its business.  The amounts of these unfunded commitments at March 31, 2016, and December 31, 2015, were $205 million and $51 million, respectively.  The precise timing of the fulfillment of the commitment cannot be predicted; however, these amounts are due within one year of the dates indicated.  There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company participates in a securities lending program in which the Company lends securities that are held as part of its general account investment portfolio to third parties for the purpose of enhancing the total return on its investment portfolio.  The Company generally requires initial collateral in an amount greater than or equal to 102% of the fair value of domestic securities loaned and 105% of foreign securities loaned.  The Company received securities with a fair value of $65 million and zero as collateral at March 31, 2016, and December 31, 2015, respectively, which have not been recorded on the condensed consolidated balance sheets as the Company does not have effective control.

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

A discussion of each of these risk factors may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer and its Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”).  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the President and Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

As disclosed in Item 9A, “Controls and Procedures,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, management concluded that the Company maintained effective internal control over financial reporting. There has been no change in the control environment for the three months ended March 31, 2016. Management is committed to continuing to improve its internal control processes and will continue to review its financial reporting controls and procedures.

Part II          Other Information

Item 1.         Legal Proceedings

From time to time, the Company may be threatened with, or named as a defendant in, lawsuits, mediations, arbitrations, and administrative claims. Any such claims that are decided against the Company could harm the Company’s business. The Company is also subject to periodic regulatory audits and inspections which could result in fines or other disciplinary actions. Unfavorable outcomes in such matters may result in a material impact on the Company's financial position, results of operations, or cash flows.

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

Great-West Life & Annuity Insurance Company

By:	/s/	Kara Roe	Date:	May 11, 2016
Kara Roe
Vice President, Controller, and Principal Accounting Officer