Form 10-Q
period 2016-06-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2016-08-11
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐         No ☒

As of August 1, 2016, 7,232,986 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

Part I     Financial Information
Item1.    Interim Financial Statements

 GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
June 30, 2016, and December 31, 2015
(In Thousands, Except Share Amounts)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $18,848,230 and $20,007,462)	$20,170,588	$20,531,627
Fixed maturities, held-for-trading, at fair value (amortized cost $316,261 and $612,899)	326,752	615,839
Mortgage loans on real estate (net of allowances of $2,882 and $2,890)	3,495,837	3,247,704
Policy loans	4,113,952	4,092,661
Short-term investments (amortized cost $2,413,192 and $267,026)	2,413,192	267,026
Limited partnership and other corporation interests	35,482	40,980
Other investments	15,035	15,189
Total investments	30,570,838	28,811,026

Other assets:
Cash	8,812	34,362
Reinsurance receivable	615,631	604,946
Deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”)	312,057	414,143
Investment income due and accrued	268,259	283,183
Collateral under securities lending agreements	79,780	—
Due from parent and affiliates	62,573	62,596
Goodwill	137,683	137,683
Other intangible assets	21,873	23,819
Other assets	1,065,140	874,918
Assets of discontinued operations	19,389	21,910
Separate account assets	27,251,404	26,631,193
Total assets	$60,413,439	$57,899,779

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
June 30, 2016, and December 31, 2015
(In Thousands, Except Share Amounts)
(Unaudited)

	June 30, 2016	December 31, 2015
Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$28,137,215	$27,110,981
Policy and contract claims	369,741	354,899
Policyholders’ funds	289,666	299,577
Provision for policyholders’ dividends	53,604	55,481
Undistributed earnings on participating business	21,715	17,024
Total policy benefit liabilities	28,871,941	27,837,962

General liabilities:
Due to parent and affiliates	541,354	540,310
Commercial paper	99,669	93,371
Payable under securities lending agreements	79,780	—
Deferred income tax liabilities, net	376,435	137,116
Other liabilities	815,998	755,651
Liabilities of discontinued operations	19,389	21,910
Separate account liabilities	27,251,404	26,631,193
Total liabilities	58,055,970	56,017,513

Commitments and contingencies (See Note 13)

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,232,986 shares issued and outstanding	7,233	7,233
Additional paid-in capital	842,338	840,874
Accumulated other comprehensive income	639,587	233,438
Retained earnings	868,311	800,721
Total stockholder’s equity	2,357,469	1,882,266
Total liabilities and stockholder’s equity	$60,413,439	$57,899,779

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Income (Loss)
Three and Six Months Ended June 30, 2016, and 2015
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Premium income	$76,818	$74,717	$231,745	$220,420
Fee income	238,364	237,501	463,429	462,778
Other revenue	3,370	1,820	6,519	3,640
Net investment income	355,755	220,169	687,540	579,025
Realized investment gains (losses), net:
Total other-than-temporary gains (losses), net	—	—	(536)	(558)
Other-than-temporary (gains) losses, net, transferred to other comprehensive income (loss)	—	—	—	108
Other realized investment gains (losses), net	42,013	15,859	73,819	34,509
Total realized investment gains (losses), net	42,013	15,859	73,283	34,059
Total revenues	716,320	550,066	1,462,516	1,299,922
Benefits and expenses:
Life and other policy benefits	170,492	160,485	357,129	310,024
Decrease in future policy benefits	(68,746)	(43,059)	(82,761)	(25,708)
Interest credited or paid to contractholders	152,460	143,761	300,770	286,652
Provision for policyholders’ share of losses on participating business	(249)	(49)	(418)	(501)
Dividends to policyholders	9,314	11,181	25,295	29,523
Total benefits	263,271	272,319	600,015	599,990
General insurance expenses	294,507	268,645	571,036	513,127
Amortization of DAC and VOBA	36,354	10,151	36,893	27,707
Interest expense	8,679	9,645	18,403	19,282
Total benefits and expenses	602,811	560,760	1,226,347	1,160,106
Income (loss) before income taxes	113,509	(10,694)	236,169	139,816
Income tax expense (benefit)	39,710	(3,679)	63,748	48,218
Net income (loss)	$73,799	$(7,015)	$172,421	$91,598

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2016, and 2015
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$73,799	$(7,015)	$172,421	$91,598
Components of other comprehensive income (loss)
Unrealized holding gains (losses), net, arising on available-for-sale fixed maturity investments	393,130	(494,336)	839,740	(312,961)
Unrealized holding gains (losses), net, arising on cash flow hedges	6,102	(16,633)	4,498	522
Reclassification adjustment for (gains) losses, net, realized in net income	(28,635)	(5,038)	(51,091)	(35,475)
Net unrealized gains (losses) related to investments	370,597	(516,007)	793,147	(347,914)
Future policy benefits, DAC and VOBA adjustments	(96,531)	79,587	(172,771)	44,458
Employee benefit plan adjustment	2,234	2,934	4,468	5,537
Other comprehensive income (loss) before income taxes	276,300	(433,486)	624,844	(297,919)
Income tax expense (benefit) related to items of other comprehensive income (loss)	96,704	(151,720)	218,695	(104,272)
Other comprehensive income (loss)(1)	179,596	(281,766)	406,149	(193,647)
Total comprehensive income (loss)	$253,395	$(288,781)	$578,570	$(102,049)
(1) Other comprehensive income (loss) includes the non-credit component of impaired gains (losses), net, on fixed maturities available-for-sale in the amounts of $(2,472) and $1,314 for the three months ended June 30, 2016, and 2015, respectively, and $(4,367) and $(1,229) for the six months ended June 30, 2016, and 2015, respectively.

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Stockholder’s Equity
Six Months Ended June 30, 2016, and 2015
(In Thousands)
(Unaudited)

	Six Months Ended June 30, 2016

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
Balances, January 1, 2016	$7,233	$840,874	$233,438	$800,721	$1,882,266
Net income	—	—	—	172,421	172,421
Other comprehensive income, net of income taxes	—	—	406,149	—	406,149
Dividends	—	—	—	(104,831)	(104,831)
Capital contribution - stock-based compensation	—	1,059	—	—	1,059
Income tax benefit on stock-based compensation	—	405	—	—	405
Balances, June 30, 2016	$7,233	$842,338	$639,587	$868,311	$2,357,469

	Six Months Ended June 30, 2015

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
Balances, January 1, 2015	$7,032	$777,664	$603,018	$749,799	$2,137,513
Net income	—	—	—	91,598	91,598
Other comprehensive loss, net of income taxes	—	—	(193,647)	—	(193,647)
Dividends	—	—	—	(112,110)	(112,110)
Capital contribution - stock-based compensation	—	781	—	—	781
Income tax benefit on stock-based compensation	—	594	—	—	594
Balances, June 30, 2015	$7,032	$779,039	$409,371	$729,287	$1,924,729

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2016, and 2015
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$457,457	$356,792

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	4,056,220	3,723,042
Mortgage loans on real estate	128,908	179,363
Limited partnership interests, other corporation interests and other investments	7,642	3,033
Purchases of investments:
Fixed maturities, available-for-sale	(2,837,403)	(1,762,463)
Mortgage loans on real estate	(374,710)	(177,185)
Limited partnership interests, other corporation interests and other investments	(3,234)	(883)
Net change in short-term investments	(2,150,029)	(2,371,057)
Net change in policy loans	6,723	(396)
Purchases of furniture, equipment and software	(20,652)	(40,551)
Net cash used in investing activities	(1,186,535)	(447,097)

Cash flows from financing activities:
Contract deposits	1,766,662	1,090,823
Contract withdrawals	(978,575)	(794,349)
Net change in due to/from parent and affiliates	1,067	(9,444)
Dividends paid	(104,831)	(112,110)
Payments for and interest paid on financing element derivatives, net	(5,111)	(7,572)
Net change in commercial paper borrowings	6,298	(100)
Net change in book overdrafts	17,613	3,887
Income tax benefit on share-based compensation	405	594
Net cash provided by financing activities	703,528	171,729

Net (decrease) increase in cash	(25,550)	81,424
Cash, beginning of year	34,362	12,775
Cash, end of period	$8,812	$94,199

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2016, and 2015
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Income taxes	$(16,391)	$(20,505)
Interest	(18,798)	(18,632)

Non-cash investing and financing transactions during the years:
Share-based compensation expense	$1,059	$781

See notes to condensed consolidated financial statements.	(Concluded)

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

The condensed consolidated balance sheet as of December 31, 2015, which was derived from the Company’s audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2016, have been prepared in accordance with the instructions for Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  As such, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position, and cash flows as of June 30, 2016, and for all periods presented. The condensed consolidated results of operations and condensed consolidated statement of cash flows for the six months ended June 30, 2016, are not necessarily indicative of the results or cash flows expected for the full year.

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

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. The standard amends guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition and is intended to address implementation issues that were raised by stakeholders and provide additional practical expedients. The effective date for this update is the same as the effective date for ASU 2014-09.  The Company is currently evaluating the impact of this update on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard amends guidance on the impairment of financial instruments by adding an impairment model that is based on expected losses rather than incurred losses and is intended to result in more timely recognition of losses. The standard also simplifies the accounting by decreasing the number of credit impairment models that an entity can use to

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

account for debt instruments. The update is effective for fiscal years and interim periods within those beginning after December 15, 2019 and early adoption is permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of this update on its consolidated financial statements.

4.  Dividends

The maximum amount of dividends, which can be paid to stockholders by insurance companies domiciled in the State of Colorado, is subject to restrictions relating to statutory surplus and statutory net gain from operations.  Prior to the payment of any dividends, the Company seeks approval from the Colorado Insurance Commissioner.  During the six months ended June 30, 2016, and 2015, the Company paid dividends of $104,831 and $112,110, respectively, to its parent, GWL&A Financial.

5.  Summary of Investments

The following tables summarize fixed maturity investments classified as available-for-sale and the non-credit-related component of other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (loss) (“AOCI”):

	June 30, 2016
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
Fixed maturities:	cost	gains	losses	and carrying value	included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$1,090,483	$90,927	$120	$1,181,290	$—
Obligations of U.S. states and their subdivisions	1,929,763	344,059	181	2,273,641	—
Foreign government securities	2,209	—	4	2,205	—
Corporate debt securities (2)	13,095,232	895,019	182,534	13,807,717	(1,672)
Asset-backed securities	1,562,617	130,135	12,691	1,680,061	(79,080)
Residential mortgage-backed securities	93,222	3,526	590	96,158	(26)
Commercial mortgage-backed securities	1,036,035	56,508	1,740	1,090,803	—
Collateralized debt obligations	38,669	98	54	38,713	—
Total fixed maturities	$18,848,230	$1,520,272	$197,914	$20,170,588	$(80,778)

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
(2) Includes perpetual debt investments with amortized cost of $135,187 and estimated fair value of $97,019.

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

	June 30, 2016
	Amortized cost	Estimated fair value
Maturing in one year or less	$628,975	$655,798
Maturing after one year through five years	3,832,723	4,104,021
Maturing after five years through ten years	5,867,161	6,263,431
Maturing after ten years	5,059,694	5,478,203
Mortgage-backed and asset-backed securities	3,459,677	3,669,135
Total fixed maturities	$18,848,230	$20,170,588

Mortgage-backed (commercial and residential) and asset-backed securities include those issued by the U.S. government and U.S. agencies.

The following table summarizes information regarding the sales of securities classified as available-for-sale:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds from sales	$1,673,307	$337,206	$3,356,200	$2,995,877
Gross realized gains from sales	26,810	8,584	46,667	31,935
Gross realized losses from sales	135	304	146	324

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Mortgage loans on real estate — The following table summarizes the carrying value of the mortgage loan portfolio by component:

	June 30, 2016	December 31, 2015
Principal	$3,491,994	$3,242,627
Unamortized premium (discount) and fees, net	6,725	7,967
Mortgage provision allowance	(2,882)	(2,890)
Total mortgage loans	$3,495,837	$3,247,704

The following table summarizes the recorded investment of the mortgage loan portfolio by risk assessment category as of June 30, 2016, and December 31, 2015, respectively.

	June 30, 2016	December 31, 2015
Performing	$3,497,254	$3,249,129
Non-performing	1,465	1,465
Total	$3,498,719	$3,250,594

The following table summarizes activity in the mortgage provision allowance:

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
	Commercial mortgages	Commercial mortgages
Beginning balance	$2,890	$2,890
Provision increases	536	—
Provision decreases	(544)	—
Ending balance	$2,882	$2,890

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$536	$—
Collectively evaluated for impairment	2,346	2,890

Recorded investment balance in the mortgage loan portfolio, gross of allowance, by basis of impairment method:	$3,498,719	$3,250,594
Individually evaluated for impairment	13,805	14,031
Collectively evaluated for impairment	3,484,914	3,236,563

Limited partnership and other corporation interests — At June 30, 2016, and December 31, 2015, the Company had $35,482 and $40,980, respectively, invested in limited partnership and other corporation interests. Limited partnership interests represent the Company’s minority ownership interests in pooled investment funds that primarily make private equity investments across diverse industries and geographical focuses. The Company has determined its interest in each limited partnership to be considered a variable interest entity (“VIE”). Consolidation is not required as the Company is not deemed to be the primary beneficiary of the VIEs.

The carrying value and maximum exposure to loss in relation to the activities of the VIEs was $33,031 and $38,504 at June 30, 2016, and December 31, 2015, respectively.

Special deposits — The Company had securities on deposit with government authorities as required by certain insurance laws with fair values of $8,281 and $14,000 at June 30, 2016, and December 31, 2015, respectively.

Securities lending — Securities with a cost or amortized cost of $133,509 and estimated fair values of $134,380 were on loan under the program at June 30, 2016. There were no securities on loan at December 31, 2015.  The Company received cash of

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

$79,780 and securities with a fair value of $58,778 as collateral at June 30, 2016. The Company bears the risk of any deficiency in the amount of collateral available for return to a borrower due to a loss in an approved investment.

Under the securities lending program the collateral pledged is, by definition, the securities loaned against the assets borrowed.
The collateral pledged by the Company under the securities lending program was all classified as corporate debt securities at June 30, 2016.

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

Unrealized losses on fixed maturity investments classified as available-for-sale — The following tables summarize unrealized investment losses, including the non-credit-related portion of OTTI losses reported in AOCI, by class of investment:

	June 30, 2016
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$1,373	$10	$11,755	$110	$13,128	$120
Obligations of U.S. states and their subdivisions	632	87	10,101	94	10,733	181
Foreign government securities	2,205	4	—	—	2,205	4
Corporate debt securities	918,217	44,939	975,449	137,595	1,893,666	182,534
Asset-backed securities	199,178	4,215	213,912	8,476	413,090	12,691
Residential mortgage-backed securities	796	2	17,110	588	17,906	590
Commercial mortgage-backed securities	62,458	440	48,887	1,300	111,345	1,740
Collateralized debt obligations	9,944	54	—	—	9,944	54
Total fixed maturities	$1,194,803	$49,751	$1,277,214	$148,163	$2,472,017	$197,914

Total number of securities in an unrealized loss position		98		143		241

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

Fixed maturity investments — Total unrealized losses and OTTI decreased by $161,440, or 45%, from December 31, 2015, to June 30, 2016. The overall decrease in unrealized losses was across all asset classes and reflects lower interest rates at June 30, 2016, compared to December 31, 2015, resulting in generally higher valuations of these fixed maturity securities.

Total unrealized losses greater than twelve months increased by $19,276 from December 31, 2015, to June 30, 2016.  Corporate debt securities account for 93%, or $137,595, of the unrealized losses and OTTI greater than twelve months at June 30, 2016.  Non-investment grade corporate debt securities account for $17,788 of the unrealized losses and OTTI greater than twelve months, and $12,838 of the losses are on perpetual debt investments issued by investment grade rated banks in the United Kingdom.  Management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Asset-backed securities account for 6% of the unrealized losses and OTTI greater than twelve months at June 30, 2016.  The present value of the cash flows expected to be collected is not less than amortized cost and management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Other-than-temporary impairment recognition — The OTTI on fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in realized investment gains (losses) is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$98,416	$115,653	$102,343	$119,532
Initial impairments - credit loss on securities not previously impaired	—	—	—	450
Reductions due to increases in cash flows expected to be collected that are recognized over the remaining life of the security	(3,729)	(8,740)	(7,656)	(13,069)
Ending balance	$94,687	$106,913	$94,687	$106,913

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

The ISDA Master Agreements contain provisions that would allow the counterparties to require immediate settlement of all derivative instruments in a net liability position if the Company were to default on any debt obligations over a certain threshold.  The MSFTA contain provisions which do not stipulate a threshold for default and only apply to debt obligations between the Company and the specific counterparty.  The aggregate fair value, inclusive of accrued income and expense, of derivative instruments with credit-risk-related contingent features that were in a net liability position was $69,871 and $76,107 as of June 30, 2016, and December 31, 2015, respectively.  The Company had pledged collateral related to these derivatives of $25,590 and $45,940 as of June 30, 2016, and December 31, 2015, respectively, in the normal course of business.  If the credit-risk-related contingent features were triggered on June 30, 2016, the fair value of assets that could be required to settle the derivatives in a net liability position was $44,281.

At June 30, 2016, and December 31, 2015, the Company had pledged $25,590 and $50,924 of unrestricted cash collateral to counterparties in the normal course of business, while other counterparties had pledged $82,626 and $19,060 of unrestricted cash collateral to the Company to satisfy collateral netting agreements, respectively.

At June 30, 2016, the Company estimated $6,493 of net derivative gains related to cash flow hedges included in AOCI will be reclassified into net income within the next twelve months. Gains and losses included in AOCI are reclassified into net income when the hedged item affects earnings.

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

The following tables summarize the notional amount and fair value of derivative financial instruments, excluding embedded derivatives:

	June 30, 2016
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$419,800	$(9,501)	$14,649	$24,150
Cross-currency swaps	480,997	50,855	52,287	1,432
Total cash flow hedges	900,797	41,354	66,936	25,582

Total derivatives designated as hedges	900,797	41,354	66,936	25,582

Derivatives not designated as hedges:
Interest rate swaps	408,100	22,520	33,083	10,563
Futures on equity indices	33,314	—	—	—
Interest rate futures	107,768	—	—	—
Interest rate swaptions	151,434	138	138	—
Other forward contracts	4,391,025	15,555	20,582	5,027
Cross-currency swaps	662,935	11,336	40,175	28,839
Total derivatives not designated as hedges	5,754,576	49,549	93,978	44,429
Total derivative financial instruments	$6,655,373	$90,903	$160,914	$70,011

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

Notional amounts are used to express the extent of the Company’s involvement in derivative transactions and represent a standard measurement of the volume of its derivative activity.  Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received. The average notional outstanding during the six months ended June 30, 2016, was $700,900, $1,076,793, $158,462, $148,517, and $2,477,263 for interest rate swaps, cross-currency swaps, futures, swaptions, and other forward contracts, respectively. The average notional outstanding during the year ended December 31, 2015, was $443,589, $937,242, $111,801, $212,299, and $5,014,845 for interest rate swaps, cross-currency swaps, futures, swaptions, and other forward contracts, respectively.

The following tables present the effect of derivative instruments in the condensed consolidated statements of income reported by cash flow hedges, fair value hedges, and economic hedges, excluding embedded derivatives:

	Gain (loss) recognized in OCI on derivatives (Effective portion)		Gain (loss) reclassified from OCI into net income (Effective portion)
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Cash flow hedges:
Interest rate swaps	$3,974	$(2,515)	$1,337	$1,837	(A)
Interest rate swaps	(24,733)	—	(583)	—	(B)
Cross-currency swaps	26,861	(14,118)	1,209	276	(A)
Interest rate futures	—	—	—	(22)	(A)
Total cash flow hedges	$6,102	$(16,633)	$1,963	$2,091

(A) Net investment income.
(B) Interest expense.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Gain (loss) recognized in OCI on derivatives (Effective portion)		Gain (loss) reclassified from OCI into net income (Effective portion)
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cash flow hedges:
Interest rate swaps	$4,499	$626	$2,831	$3,693	(A)
Interest rate swaps	(24,733)	—	(583)	—	(B)
Cross-currency swaps	24,732	(104)	2,201	699	(A)
Interest rate futures	—	—	—	(43)	(A)
Total cash flow hedges	$4,498	$522	$4,449	$4,349

(A) Net investment income.
(B) Interest expense.

	Gain (loss) on derivatives recognized in net income			Gain (loss) on hedged assets recognized in net income
	Three Months Ended June 30,			Three Months Ended June 30,
	2016	2015		2016	2015
Fair value hedges:
Interest rate swaps	$—	$569	(A)	$—	$—
Interest rate swaps	—	(188)	(B)	—	—
Items hedged in interest rate swaps	—	—		—	(573)	(A)
Items hedged in interest rate swaps	—	—		—	188	(B)
Total fair value hedges	$—	$381		$—	$(385)

(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

	Gain (loss) on derivatives recognized in net income			Gain (loss) on hedged assets recognized in net income
	Six Months Ended June 30,			Six Months Ended June 30,
	2016	2015		2016	2015
Fair value hedges:
Interest rate swaps	$—	$(869)	(A)	$—	$—
Interest rate swaps	—	442	(B)	—	—
Items hedged in interest rate swaps	—	—		—	870	(A)
Items hedged in interest rate swaps	—	—		—	(442)	(B)
Total fair value hedges	$—	$(427)		$—	$428

(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Gain (loss) on derivatives recognized in net income
	Three Months Ended June 30,
	2016		2015
Derivatives not designated as hedging instruments:
Futures on equity indices	$(177)	(A)	$271	(A)
Futures on equity indices	(1,836)	(B)	(266)	(B)
Interest rate swaps	8,687	(A)	(8,749)	(A)
Interest rate futures	(7)	(A)	36	(A)
Interest rate futures	(34)	(B)	37	(B)
Interest rate swaptions	(61)	(A)	1,081	(A)
Interest rate swaptions	(22)	(B)	(1,089)	(B)
Other forward contracts	12,498	(A)	(34,585)	(A)
Other forward contracts	9,158	(B)	7,250	(B)
Cross-currency swaps	48,076	(A)	(37,342)	(A)
Total derivatives not designated as hedging instruments	$76,282		$(73,356)

(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

	Gain (loss) on derivatives recognized in net income
	Six Months Ended June 30,
	2016		2015
Derivatives not designated as hedging instruments:
Futures on equity indices	$(407)	(A)	$418	(A)
Futures on equity indices	(3,277)	(B)	(989)	(B)
Interest rate swaps	19,309	(A)	(5,927)	(A)
Interest rate futures	(211)	(A)	(115)	(A)
Interest rate futures	(66)	(B)	172	(B)
Interest rate swaptions	73	(A)	1,991	(A)
Interest rate swaptions	(217)	(B)	(2,076)	(B)
Other forward contracts	15,555	(A)	(17,760)	(A)
Other forward contracts	12,096	(B)	(2,090)	(B)
Cross-currency swaps	60,275	(A)	7,704	(A)
Total derivatives not designated as hedging instruments	$103,130		$(18,672)

(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

Embedded derivative - Guaranteed Lifetime Withdrawal Benefit

The Company offers a guaranteed lifetime withdrawal benefit (“GLWB”) through a variable annuity or a contingent deferred annuity. The GLWB is deemed to be an embedded derivative. The GLWB is recorded at fair value within future policy benefits on the condensed consolidated balance sheets. Changes in fair value of the GLWB are recorded in net investment income in the condensed consolidated statements of income.

The estimated fair value of the GLWB was a liability position of $30,687 and $11,257 at June 30, 2016, and December 31, 2015, respectively. The changes in fair value of the GLWB were unrealized gains (losses) of $(8,980) and $6,258 for the three

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

months ended June 30, 2016, and 2015, respectively, and $(19,430) and $3,488 for the six months ended June 30, 2016, and 2015, respectively.

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

	June 30, 2016
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments:	recognized assets/liabilities (1)	instruments	received	fair value
Derivative instruments (assets) (2)	$134,668	$(37,891)	$82,059	$14,718
Derivative instruments (liabilities) (3)	37,891	(37,891)	—	—

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

8.  Fair Value Measurements

Recurring fair value measurements

The following tables present the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy category:

	Assets and liabilities measured at fair value on a recurring basis
	June 30, 2016
	Quoted prices	Significant
	in active markets for identical assets (Level 1)	other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$1,181,290	$—	$1,181,290
Obligations of U.S. states and their subdivisions	—	2,273,641	—	2,273,641
Foreign government securities	—	2,205	—	2,205
Corporate debt securities	—	13,792,661	15,056	13,807,717
Asset-backed securities	—	1,680,061	—	1,680,061
Residential mortgage-backed securities	—	96,158	—	96,158
Commercial mortgage-backed securities	—	1,090,803	—	1,090,803
Collateralized debt obligations	—	38,713	—	38,713
Total fixed maturities available-for-sale	—	20,155,532	15,056	20,170,588
Fixed maturities held-for-trading:
U.S. government direct obligations and U.S. agencies	—	268,691	—	268,691
Corporate debt securities	—	56,932	—	56,932
Commercial mortgage-backed securities	—	1,129	—	1,129
Total fixed maturities held-for-trading	—	326,752	—	326,752
Short-term investments	345,406	2,067,786	—	2,413,192
Collateral under securities lending agreements	79,780	—	—	79,780
Collateral under derivative counterparty collateral agreements	108,216	—	—	108,216
Derivative instruments designated as hedges:
Interest rate swaps	—	14,649	—	14,649
Cross-currency swaps	—	52,287	—	52,287
Derivative instruments not designated as hedges:
Interest rate swaps	—	33,083	—	33,083
Interest rate swaptions	—	138	—	138
Other forward contracts	—	20,582	—	20,582
Cross-currency swaps	—	40,175	—	40,175
Total derivative instruments	—	160,914	—	160,914
Separate account assets	15,193,369	12,058,035	—	27,251,404
Total assets	$15,726,771	$34,769,019	$15,056	$50,510,846

Liabilities
Payable under securities lending agreements	$79,780	$—	$—	$79,780
Collateral under derivative counterparty collateral agreements	82,626	—	—	82,626
Derivative instruments designated as hedges:
Interest rate swaps	—	24,150	—	24,150
Cross-currency swaps	—	1,432	—	1,432
Derivative instruments not designated as hedges:
Interest rate swaps	—	10,563	—	10,563
Other forward contracts	—	5,027	—	5,027
Cross-currency swaps	—	28,839	—	28,839
Total derivative instruments	—	70,011	—	70,011
Embedded derivatives - GLWB	—	—	30,687	30,687
Separate account liabilities (1)	6	368,282	—	368,288
Total liabilities	$162,412	$438,293	$30,687	$631,392
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
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities
	Three Months Ended June 30, 2016
	Assets	Liabilities
	Fixed maturities available-for-sale	Embedded
	Corporate	derivatives
	debt securities	- GLWB
Balances, April 1, 2016	$15,542	$21,707
Realized and unrealized gains (losses) included in:
Net income (loss)	—	8,980
Other comprehensive income (loss)	109	—
Settlements	(595)	—
Balances, June 30, 2016	$15,056	$30,687
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at June 30, 2016	$—	$8,980

	Recurring Level 3 financial assets and liabilities
	Three Months Ended June 30, 2015
	Assets			Liabilities
	Fixed maturities available-for-sale			Embedded
	Corporate	Asset-backed		derivatives
	debt securities	securities	Total	- GLWB
Balances, April 1, 2015	$5,329	$33	$5,362	$9,177
Realized and unrealized gains (losses) included in:
Net income (loss)	—	—	—	(6,258)
Other comprehensive income (loss)	(49)	—	(49)	—
Settlements	(215)	(2)	(217)	—
Balances, June 30, 2015	$5,065	$31	$5,096	$2,919
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at June 30, 2015	$—	$—	$—	$(6,258)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Recurring Level 3 financial assets and liabilities
	Six Months Ended June 30, 2016
	Assets	Liabilities
	Fixed maturities available-for-sale	Embedded
	Corporate	derivatives
	debt securities	- GLWB
Balances, January 1, 2016	$4,538	$11,257
Realized and unrealized gains (losses) included in:
Net income (loss)	—	19,430
Other comprehensive income (loss)	475	—
Settlements	(1,193)	—
Transfers into Level 3 (1)	11,236	—
Balances, June 30, 2016	$15,056	$30,687
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at June 30, 2016	$—	$19,430

 (1) Transfers into Level 3 are due primarily to decreased observability of inputs in valuation methodologies.

	Recurring Level 3 financial assets and liabilities
	Six Months Ended June 30, 2015
	Assets			Liabilities
	Fixed maturities available-for-sale			Embedded
	Corporate	Asset-backed		derivatives
	debt securities	securities	Total	- GLWB
Balances, January 1, 2015	$5,842	$36	$5,878	$6,407
Realized and unrealized gains (losses) included in:
Net income (loss)	—	—	—	(3,488)
Other comprehensive income (loss)	(77)	—	(77)	—
Settlements	(700)	(5)	(705)	—
Balances, June 30, 2015	$5,065	$31	$5,096	$2,919
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at June 30, 2015	$—	$—	$—	$(3,488)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables present significant unobservable inputs used during the valuation of certain liabilities categorized within Level 3 of the recurring fair value measurements table:

June 30, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range
Embedded derivatives - GLWB	$30,687	Risk neutral stochastic valuation methodology	Equity volatility	15% - 28%
			Swap curve	0.5% - 2.50%
			Mortality rate	Based on the Annuity 2000 Mortality Table
			Lapse rate	1% - 15%

December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range
Embedded derivatives - GLWB	$11,257	Risk neutral stochastic valuation methodology	Equity volatility	15% - 28%
			Swap curve	0.75% - 3.00%
			Mortality rate	Based on the Annuity 2000 Mortality Table
			Lapse rate	1% - 15%

Fair value of financial instruments

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value on a recurring basis:

	June 30, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets
Mortgage loans on real estate	$3,495,837	$3,699,863	$3,247,704	$3,362,496
Policy loans	4,113,952	4,113,952	4,092,661	4,092,661
Limited partnership interests	29,905	29,140	35,039	34,882
Other investments	14,295	44,723	14,596	44,723

Liabilities
Annuity contract benefits without life contingencies	$11,838,861	$11,967,170	$11,104,721	$10,839,205
Policyholders’ funds	289,666	289,666	299,577	299,577
Commercial paper	99,669	99,669	93,371	93,371
Notes payable	530,956	527,132	532,575	563,633

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

9.  Other Comprehensive Income

The following tables present the accumulated balances for each classification of other comprehensive income (loss):

	Three Months Ended June 30, 2016
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, April 1, 2016	$616,836	$42,625	$(115,341)	$(84,129)	$459,991
Other comprehensive income (loss) before reclassifications	255,535	3,967	(62,745)	—	196,757
Amounts reclassified from AOCI	(17,337)	(1,276)	—	1,452	(17,161)
Net current period other comprehensive income (loss)	238,198	2,691	(62,745)	1,452	179,596
Balances, June 30, 2016	$855,034	$45,316	$(178,086)	$(82,677)	$639,587

	Three Months Ended June 30, 2015
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, April 1, 2015	$883,761	$42,824	$(131,028)	$(104,420)	$691,137
Other comprehensive income (loss) before reclassifications	(321,318)	(10,812)	51,732	—	(280,398)
Amounts reclassified from AOCI	(1,916)	(1,359)	—	1,907	(1,368)
Net current period other comprehensive income (loss)	(323,234)	(12,171)	51,732	1,907	(281,766)
Balances, June 30, 2015	$560,527	$30,653	$(79,296)	$(102,513)	$409,371

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2016
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2016	$339,520	$45,284	$(65,785)	$(85,581)	$233,438
Other comprehensive income (loss) before reclassifications	545,831	2,924	(112,301)	—	436,454
Amounts reclassified from AOCI	(30,317)	(2,892)	—	2,904	(30,305)
Net current period other comprehensive income (loss)	515,514	32	(112,301)	2,904	406,149
Balances, June 30, 2016	$855,034	$45,316	$(178,086)	$(82,677)	$639,587

	Six Months Ended June 30, 2015
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2015	$784,183	$33,141	$(108,194)	$(106,112)	$603,018
Other comprehensive income (loss) before reclassifications	(203,424)	339	28,898	(215)	(174,402)
Amounts reclassified from AOCI	(20,232)	(2,827)	—	3,814	(19,245)
Net current period other comprehensive income (loss)	(223,656)	(2,488)	28,898	3,599	(193,647)
Balances, June 30, 2015	$560,527	$30,653	$(79,296)	$(102,513)	$409,371

The following tables present the composition of other comprehensive income (loss):

	Three Months Ended June 30, 2016
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$393,130	$(137,595)	$255,535
Unrealized holding gains (losses), net, arising on cash flow hedges	6,102	(2,135)	3,967
Reclassification adjustment for (gains) losses, net, realized in net income	(28,635)	10,022	(18,613)
Net unrealized gains (losses) related to investments	370,597	(129,708)	240,889
Future policy benefits, DAC and VOBA adjustments	(96,531)	33,786	(62,745)
Net unrealized gains (losses)	274,066	(95,922)	178,144
Employee benefit plan adjustment	2,234	(782)	1,452
Other comprehensive income (loss)	$276,300	$(96,704)	$179,596

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30, 2015
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$(494,336)	$173,018	$(321,318)
Unrealized holding gains (losses), net, arising on cash flow hedges	(16,633)	5,821	(10,812)
Reclassification adjustment for (gains) losses, net, realized in net income	(5,038)	1,763	(3,275)
Net unrealized gains (losses) related to investments	(516,007)	180,602	(335,405)
Future policy benefits, DAC and VOBA adjustments	79,587	(27,855)	51,732
Net unrealized gains (losses)	(436,420)	152,747	(283,673)
Employee benefit plan adjustment	2,934	(1,027)	1,907
Other comprehensive income (loss)	$(433,486)	$151,720	$(281,766)

	Six Months Ended June 30, 2016
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$839,740	$(293,909)	$545,831
Unrealized holding gains (losses), net, arising on cash flow hedges	4,498	(1,574)	2,924
Reclassification adjustment for (gains) losses, net, realized in net income	(51,091)	17,882	(33,209)
Net unrealized gains (losses) related to investments	793,147	(277,601)	515,546
Future policy benefits, DAC and VOBA adjustments	(172,771)	60,470	(112,301)
Net unrealized gains (losses)	620,376	(217,131)	403,245
Employee benefit plan adjustment	4,468	(1,564)	2,904
Other comprehensive income (loss)	$624,844	$(218,695)	$406,149

	Six Months Ended June 30, 2015
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$(312,961)	$109,537	$(203,424)
Unrealized holding gains (losses), net, arising on cash flow hedges	522	(183)	339
Reclassification adjustment for (gains) losses, net, realized in net income	(35,475)	12,416	(23,059)
Net unrealized gains (losses) related to investments	(347,914)	121,770	(226,144)
Future policy benefits, DAC and VOBA adjustments	44,458	(15,560)	28,898
Net unrealized gains (losses)	(303,456)	106,210	(197,246)
Employee benefit plan adjustment	5,537	(1,938)	3,599
Other comprehensive income (loss)	$(297,919)	$104,272	$(193,647)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables presents the reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended June 30,
	2016		2015
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the statement where net income is presented
Unrealized holding (gains) losses, net, arising on fixed maturities, available-for-sale	$(26,672)		$(2,947)		Other realized investment (gains) losses, net
	(26,672)		(2,947)		Total before tax
	(9,335)		(1,031)		Tax expense or benefit
	$(17,337)		$(1,916)		Net of tax

Unrealized holding (gains) losses, net, arising on cash flow hedges	$(2,546)		$(2,091)		Net investment income
	583		—		Interest Expense
	(1,963)		(2,091)		Total before tax
	(687)		(732)		Tax expense or benefit
	$(1,276)		$(1,359)		Net of tax

Amortization of employee benefit plan items
Prior service (benefits)	$(151)	(1)	$(181)	(1)
Actuarial (gains)	2,385	(1)	3,115	(1)
	2,234		2,934		Total before tax
	782		1,027		Tax expense or benefit
	$1,452		$1,907		Net of tax

Total reclassification	$(17,161)		$(1,368)		Net of tax

(1) These accumulated other comprehensive income components are included in the computation of net periodic (benefit) cost of employee benefit plans (see Note 10 for additional details).

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2016		2015
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the statement where net income is presented
Unrealized holding (gains) losses, net, arising on fixed maturities, available-for-sale	$(46,642)		$(31,126)		Other realized investment (gains) losses, net
	(46,642)		(31,126)		Total before tax
	(16,325)		(10,894)		Tax expense or benefit
	$(30,317)		$(20,232)		Net of tax

Unrealized holding (gains) losses, net, arising on cash flow hedges	$(5,032)		$(4,349)		Net investment income
	583		—		Interest Expense
	(4,449)		(4,349)		Total before tax
	(1,557)		(1,522)		Tax expense or benefit
	$(2,892)		$(2,827)		Net of tax

Amortization of employee benefit plan items
Prior service costs (benefits)	$(302)	(1)	$(362)	(1)
Actuarial losses (gains)	4,770	(1)	6,229	(1)
Settlement	—	(1)	—	(1)
	4,468		5,867		Total before tax
	1,564		2,053		Tax expense or benefit
	$2,904		$3,814		Net of tax

Total reclassification	$(30,305)		$(19,245)		Net of tax

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
(Dollars in Thousands)
(Unaudited)

10.  Employee Benefit Plans

Net periodic cost (benefit) of the Defined Benefit Pension, Post-Retirement Medical, and Supplemental Executive Retirement plans included in general insurance expenses in the accompanying condensed consolidated statements of income includes the following components:

	Three Months Ended June 30,
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Components of net periodic cost (benefit):
Service cost	$1,335	$1,509	$293	$264	$73	$70	$1,701	$1,843
Interest cost	6,282	5,997	175	126	444	531	6,901	6,654
Expected return on plan assets	(6,278)	(7,087)	—	—	—	—	(6,278)	(7,087)
Amortization of unrecognized prior service costs (benefits)	—	3	(276)	(417)	125	233	(151)	(181)
Amortization of losses (gains) from earlier periods	2,485	3,106	(85)	(157)	(15)	166	2,385	3,115
Net periodic cost (benefit)	$3,824	$3,528	$107	$(184)	$627	$1,000	$4,558	$4,344

	Six Months Ended June 30,
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Components of net periodic cost (benefit):
Service cost	$2,670	$3,017	$586	$528	$146	$141	$3,402	$3,686
Interest cost	12,564	11,994	350	253	888	1,061	13,802	13,308
Expected return on plan assets	(12,556)	(14,174)	—	—	—	—	(12,556)	(14,174)
Amortization of unrecognized prior service costs (benefits)	—	7	(552)	(835)	250	466	(302)	(362)
Amortization of losses (gains) from earlier periods	4,970	6,212	(170)	(315)	(30)	332	4,770	6,229
Net periodic cost (benefit)	$7,648	$7,056	$214	$(369)	$1,254	$2,000	$9,116	$8,687

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

The Company expects to make payments of approximately $781 with respect to its Post-Retirement Medical Plan and $3,336 with respect to its Supplemental Executive Retirement Plan during the year ended December 31, 2016.  The Company expects to make contributions of zero to its Defined Benefit Pension Plan during the year ended December 31, 2016.  A December 31 measurement date is used for the employee benefit plans.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following table summarizes contributions to the Defined Benefit Pension Plan and payments made to the Post-Retirement Medical Plan and the Supplemental Executive Retirement Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Payments to the Post-Retirement Medical Plan	187	391	391	524
Payments to the Supplemental Executive Retirement Plan	834	830	1,668	3,165

11.  Income Taxes

The provision for income taxes is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Current	$32,483	$10,042	$43,124	$38,137
Deferred	7,227	(13,721)	20,624	10,081
Total income tax provision	$39,710	$(3,679)	$63,748	$48,218

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate:

	Six Months Ended June 30,
	2016	2015
Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(2.7)%	(2.7)%
Tax credits	(8.8)%	(0.4)%
State income taxes, net of federal benefit	2.8%	1.9%
Other, net	0.7%	0.7%
Effective income tax rate	27.0%	34.5%

During the six months ended June 30, 2016, and 2015, the Company recorded an increase in unrecognized tax benefits in the amount of $2,477 and $4,927, respectively. The Company anticipates additional decreases to its unrecognized tax benefits of $5,000 to $6,000 in the next twelve months. The Company expects that the majority of the decrease in its unrecognized tax benefits will not impact the effective tax rate.

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

The following tables summarize segment financial information:

	Three Months Ended June 30, 2016
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$51,053	$362	$25,403	$76,818
Fee income	25,546	211,414	1,404	238,364
Other revenue	—	3,370	—	3,370
Net investment income	226,193	117,055	12,507	355,755
Realized investment gains (losses), net	14,771	27,242	—	42,013
Total revenues	317,563	359,443	39,314	716,320
Benefits and expenses:
Policyholder benefits	201,472	51,939	9,860	263,271
Operating expenses	54,010	266,857	18,673	339,540
Total benefits and expenses	255,482	318,796	28,533	602,811
Income (loss) before income taxes	62,081	40,647	10,781	113,509
Income tax expense (benefit)	21,247	14,486	3,977	39,710
Net income (loss)	$40,834	$26,161	$6,804	$73,799

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30, 2015
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$51,253	$16	$23,448	$74,717
Fee income	24,967	211,532	1,002	237,501
Other revenue	—	1,820	—	1,820
Net investment income	155,658	51,079	13,432	220,169
Realized investment gains (losses), net	3,552	12,211	96	15,859
Total revenues	235,430	276,658	37,978	550,066
Benefits and expenses:
Policyholder benefits	198,590	47,748	25,981	272,319
Operating expenses	31,424	240,176	16,841	288,441
Total benefits and expenses	230,014	287,924	42,822	560,760
Income (loss) before income taxes	5,416	(11,266)	(4,844)	(10,694)
Income tax expense (benefit)	1,501	(3,614)	(1,566)	(3,679)
Net income (loss)	$3,915	$(7,652)	$(3,278)	$(7,015)

	Six Months Ended June 30, 2016
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$184,339	$707	$46,699	$231,745
Fee income	48,269	412,336	2,824	463,429
Other revenue	—	6,519	—	6,519
Net investment income	433,886	227,589	26,065	687,540
Realized investment gains (losses), net	26,577	46,713	(7)	73,283
Total revenues	693,071	693,864	75,581	1,462,516
Benefits and expenses:
Policyholder benefits	468,969	101,856	29,190	600,015
Operating expenses	91,231	498,500	36,601	626,332
Total benefits and expenses	560,200	600,356	65,791	1,226,347
Income (loss) before income taxes	132,871	93,508	9,790	236,169
Income tax expense (benefit)	45,081	15,137	3,530	63,748
Net income (loss)	$87,790	$78,371	$6,260	$172,421

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

13.  Commitments and Contingencies

Commitments

The Company has a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility expires on March 1, 2018.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth of $1,100,000, as defined in the credit facility agreement (compiled on the statutory accounting basis prescribed by the National Association of Insurance Commissioners), at anytime.  The Company was in compliance with all covenants at June 30, 2016, and December 31, 2015.  At June 30, 2016, and December 31, 2015, there were no outstanding amounts related to the credit facility.

GWSC and CLAC are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,172,660 and renews annually until it expires on July 3, 2027.  The second letter of credit is for $70,000 and renews annually until it expires on December 31, 2017.  At June 30, 2016, and December 31, 2015, there were no outstanding amounts related to the letters of credit.

In addition, the Company has other letters of credit with a total amount of $9,095, renewable annually for an indefinite period of time. At June 30, 2016, and December 31, 2015, there were no outstanding amounts related to those letters of credit.

The Company makes commitments to fund partnership interests, mortgage loans on real estate, and other investments in the normal course of its business.  The amounts of these unfunded commitments at June 30, 2016, and December 31, 2015, were $309,070 and $50,692, of which $50,168 and $8,692 were related to cost basis limited partnership interests, respectively, all of which is due within one year from the dates indicated.

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

The Company is defending lawsuits relating to the administration of its staff retirement plan, or to the costs and features of certain of its retirement or fund products. These actions have not reached the trial stage. Management believes the claims are without merit and will defend these actions. Based on the information known, these actions will not have a material adverse effect on the consolidated financial position of the Company.

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

14.  Subsequent Events

On July 27, 2016, the Company’s Board of Directors declared a dividend of $20,860, payable on September 30, 2016, to its sole shareholder, GWL&A Financial.

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

Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change.  Some of these risks are described in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.  Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be global or national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility, and other risks associated with its investment portfolio and other factors.

Readers should also consider other matters, including any risks and uncertainties, discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission. The following discussion addresses the Company’s results of operations for the three and six months ended June 30, 2016, compared with the same period in 2015. The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

Recent Events

Empower Retirement continues to incur strategic and business development expenses as it focuses on enhancements, which will improve the client-facing experience as well as streamline the back-office processing over the next several years. The Company anticipates investing approximately $150 million in total on this multi-year initiative, with over $136 million already invested by June 30, 2016. In 2015, these costs decreased net earnings by $34 million and are expected to decrease net earnings by approximately $20 million in 2016. For the three and six months ended June 30, 2016, these costs have decreased net earnings by $7 million and $13 million, respectively.

The Company has set an annual cost-savings target of $40 million to $50 million pre-tax. Integration activities are expected to be completed by the second quarter of 2017 with the annual reduction of operating costs fully reflected upon the completion of the business transformation in the next three to four years. These synergies are expected to be achieved through efficiencies from the conversion of business onto a single back-office platform, increased utilization of Great-West Global Business Services India Private Limited (“Great-West Global”), which launched in the third quarter of 2015, with 425 professionals based in India, as well as scale-driven cost improvements. Ongoing operations will include amortization expense from system and infrastructure enhancements. The Company expects that these enhancements will increase market share by driving future sales and improving the retention of participants and assets. Empower Retirement participant accounts have grown to over 8 million at June 30, 2016 from over 7.3 million at June 30, 2015.

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

Current Market Conditions

The S&P 500 index as at June 30, 2016 was up by 2% compared to March 31, 2016 and up by 3% compared to January 1, 2016. The S&P 500 index at June 30, 2015 was down by less than 1% compared to March 31, 2015 and was up by less than 1% compared to January 1, 2015.  The average of the S&P 500 index was down by 1% and 3% during the three and six months ended June 30, 2016, respectively, when compared to same period in 2015.

	2016			2015
S&P 500 Index	Close	Average in Quarter	Average for Year to Date	Close	Average in Quarter	Average for Year to Date
June 30	2,099	2,074	2,013	2,063	2,102	2,083
March 31	2,060	1,952	1,952	2,068	2,064	2,064
January 1	2,044			2,059

Variable asset-based fees earned by the Company fluctuate with changes in participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses, which are primarily associated with changes in the U.S. equities market. Fee income remained constant for the three and six months ended June 30, 2016, when compared to the same period in 2015, as a result of higher average account balances, partially offset by lower average performance of the U.S. equities market.

Interest rates decreased during 2016 as compared to 2015 when they were increasing. The 10-year U.S. Treasury rate as at June 30, 2016, was down by 29 basis points as compared to March 31, 2016 and was down by 78 basis points as compared to January 1, 2016. The rate as at June 30, 2015 was up by 41 basis points as compared to March 31, 2015 and was up by 18 basis points as compared to January 1, 2015. The average of the 10-year U.S. Treasury rate during the three months ended June 30, 2016, was down by 41 basis points when compared to 2015 and the rate during the six months ended June 30, 2016 was down by 18 basis points when compared to 2015.

	2016			2015
10-Year Treasury Rate	Close	Average in Quarter	Average for Year to Date	Close	Average in Quarter	Average for Year to Date
June 30	1.49%	1.75%	1.89%	2.35%	2.16%	2.07%
March 31	1.78%	1.91%	1.91%	1.94%	1.97%	1.97%
January 1	2.27%			2.17%

The Company employs hedging strategies for the purpose of managing the interest rate, foreign currency exchange rate, and equity market risks impacting the Company’s business.  For those derivative instruments when hedge accounting is not elected, all gains or losses are recorded in the consolidated statement of income.  As a result, fluctuations in interest rates, foreign currencies, or equity markets may cause the Company to experience volatility in its earnings.  For the three and six months ended June 30, 2016, the Company recorded favorable changes in unrealized gains (losses), net, on forward settling to be announced (“TBA”) securities of $48 million and $33 million, respectively, as compared to 2015. Additionally, the realized gains (losses), net, on forward settling TBA securities had favorable changes of $2 million and $14 million for the three and six months ended June 30, 2016, as compared to 2015.

Unrealized gains on fixed maturity investments fluctuate with changes in the prevailing interest rates.  When interest rates rise, market values of fixed maturity investments generally fall.  During the three months ended June 30, 2016, fixed maturity investments' unrealized investment gains (losses), net, recognized in net income, had an unfavorable change of $3 million, as compared to 2015 and for the six months ended June 30, 2016 there was a favorable change of $11 million compared to 2015. The Company also recorded in other comprehensive income favorable changes in unrealized gains (losses), net, on fixed maturity investments, of $369 million and $798 million for the three and six months ended June 30, 2016, respectively, compared to unfavorable changes of $285 million and $345 million for the three and six months ended June 30, 2015, respectively. The realized gains (losses), net, on fixed maturity investments had a favorable change of $26 million and $25 million for the three and six months ended June 30, 2016, respectively, as compared to 2015.

Reconciliation of Net Income to Operating Income

The Company uses the same accounting policies and procedures to measure operating income as it uses to measure consolidated net income. The Company employs hedging strategies for the purpose of managing the interest rate, foreign currency exchange rate, and equity market risks impacting the Company’s business.  For some derivative instruments, hedge accounting is not elected; therefore, all gains or losses from these transactions are recorded in the consolidated statement of income.  As a result, fluctuations in interest rates, foreign currencies, or equity markets may cause the Company to experience volatility in net income. As such, the Company has defined operating income as net income, excluding realized and unrealized gains and losses on investments and derivatives and their related tax effect. Operating income should not be viewed as a substitute for net income prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition, the Company’s operating income measures may not be comparable to similarly titled measures reported by other companies.

Three months ended June 30, 2016 compared with the three months ended June 30, 2015

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

	Three Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2016	2015	(decrease)	change
Net (loss) income
Individual Markets segment	$41	$4	$37	925%
Empower Retirement segment	26	(8)	34	425%
Other segment	7	(3)	10	333%
Total net (loss) income	74	(7)	81	1,157%
Adjustments to net (loss) income
Unrealized investment gains (losses), net	55	(76)	131	172%
Realized investment gains (losses), net	42	16	26	163%
Pro-rata tax (expense) benefit (1)	(33)	20	(53)	(265)%
Operating income (loss)	$10	$33	$(23)	(70)%
(1) Calculated utilizing estimated tax rate of 35%.

Unrealized investment gains (losses), net, had a favorable change of $131 million, or 172%, from a loss of $76 million in 2015 to a gain of $55 million in 2016. The primary driver of the change was an $86 million favorable change from derivatives, in addition to a $48 million favorable change from forward settling TBA securities, partially offset by a $3 million unfavorable change from bonds.

Realized investment gains (losses), net, had a favorable change of $26 million, or 163%, to $42 million during the three months ended June 30, 2016, when compared to the same period in 2015. The change was primarily driven by a $26 million favorable change from bonds in addition to a $2 million favorable change from forward settling TBA securities, partially offset by a $1 million unfavorable change from mortgage gains.

Pro-rata tax expense (benefit) had an unfavorable change of $53 million, from a benefit of $20 million in 2015 to an expense of $33 million in 2016, resulting from the favorable change in total unrealized and realized investment gains (losses), net.

Six Months Ended June 30, 2016 compared with the six months ended June 30, 2015

The following is a summary of the contributions of each segment to the net income and a reconciliation of net income to operating income:

	Six Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2016	2015	(decrease)	change
Net (loss) income
Individual Markets segment	$88	$56	$32	57%
Empower Retirement segment	78	40	38	95%
Other segment	6	(4)	10	250%
Total net (loss) income	172	92	80	87%
Adjustments to net (loss) income
Unrealized investment gains (losses), net	84	(13)	97	746%
Realized investment gains (losses), net	73	34	39	115%
Pro-rata tax (expense) benefit (1)	(55)	(7)	(48)	(686)%
Operating income (loss)	$70	$78	$(8)	(10)%

(1) Calculated utilizing estimated tax rate of 35%.

Unrealized investment gains (losses), net, had a favorable change of $97 million from a loss of $13 million in 2015 to a gain of $84 million in 2016. The primary driver of the change was a $53 million favorable change in unrealized gains on derivatives. The remainder was a $33 million favorable change in unrealized gains on forward settling TBA securities and an $11 million favorable change in unrealized gains on bonds.

Realized investment gains (losses), net, had a favorable change of $39 million, or 115%, to $73 million during the six months ended June 30, 2016, when compared to the same period in 2015. The change was primarily driven by a favorable change of $25 million from gains on bonds and a $14 million favorable change in gains on forward settling TBA security transactions.

Pro-rata tax expense (benefit) had an unfavorable change of $48 million, or 686%, from a $7 million expense to a $55 million expense during the six months ended June 30, 2016, when compared to the same period in 2015, resulting from the favorable change in total unrealized and realized investment gains (losses), net.

Company Results of Operations

Three months ended June 30, 2016 compared with the three months ended June 30, 2015

The following is a summary of certain financial data of the Company:

	Three Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2016	2015	(decrease)	change
Premium income	$77	$75	$2	3%
Fee income	238	238	—	—%
Other revenue	3	2	1	50%
Net investment income	301	294	7	2%
Total revenues	619	609	10	2%
Policyholder benefits	263	272	(9)	(3)%
Operating expenses	340	288	52	18%
Total benefits and expenses	603	560	43	8%
Income before income taxes	16	49	(33)	(67)%
Income tax (benefit) expense	6	16	(10)	(63)%
Operating income (loss)	$10	$33	$(23)	(70)%

The Company’s consolidated operating income had an unfavorable change of $23 million, or 70%, to $10 million for the three months ended June 30, 2016, when compared to the same period in 2015. The unfavorable change was primarily due to higher operating expenses, partially offset by higher net investment income, lower policyholder benefits, and lower income tax expense.

Net investment income had a favorable change of $7 million, or 2%, to $301 million during the three months ended June 30, 2016, when compared to the same period in 2015. The primary driver of the change was higher investment income on bonds, mortgages, and policy loans as a result of higher volume, partially offset by lower rates.

Policyholder benefits decreased by $9 million, or 3%, to $263 million for the three months ended June 30, 2016, when compared to the same period in 2015. The primary driver of the change was lower reserves for surrenders as compared to prior year.

Operating expenses increased by $52 million, or 18%, to $340 million for the three months ended June 30, 2016, when compared to the same period in 2015 primarily due to higher salaries and benefits as a result of higher headcount due to business growth. The remainder was due to higher deferred acquisition costs (“DAC”) amortization primarily due to higher current period gross profits as a result of higher realized investment gains.

Income tax expense had a favorable change of $10 million, from $16 million in 2015 to $6 million in 2016 primarily due to lower income taxes as a result of lower operating income before tax.

Six Months Ended June 30, 2016 compared with the six months ended June 30, 2015

The following is a summary of certain financial data of the Company:

	Six Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2016	2015	(decrease)	change
Premium income	$232	$220	$12	5%
Fee income	463	463	—	—%
Other revenue	7	4	3	75%
Net investment income	604	592	12	2%
Total revenues	1,306	1,279	27	2%
Policyholder benefits	600	600	—	—%
Operating expenses	627	560	67	12%
Total benefits and expenses	1,227	1,160	67	6%
Income before income taxes	79	119	(40)	(34)%
Income tax (benefit) expense	9	41	(32)	(78)%
Operating income (loss)	$70	$78	$(8)	(10)%

The Company’s consolidated operating income had an unfavorable change of $8 million, or 10%, to $70 million for the six months ended June 30, 2016, when compared to the same period in 2015. The change was primarily due to higher operating expenses, partially offset by lower income tax expense and higher premium income and net investment income.

Premium income increased by $12 million, or 5%, to $232 million for the six months ended June 30, 2016, when compared to the same period in 2015. This increase reflects higher sales for life insurance sold through banks.

Net investment income had a favorable change of $12 million, or 2%, to $604 million during the six months ended June 30, 2016, when compared to the same period in 2015. This was primarily due to higher investment income on bonds, mortgages, and policy loans as a result of higher invested asset balances, partially offset by lower yields.

Operating expenses increased by $67 million, or 12%, to $627 million for the six months ended June 30, 2016, when compared to the same period in 2015 primarily due to higher salaries and benefits as a result of higher headcount due to business growth. The remainder was due to higher DAC amortization primarily due to higher current period gross profits as a result of higher realized investment gains.

Income tax expense had a favorable change of $32 million or 78%, to $9 million for the six months ended June 30, 2016, when compared to the same period in 2015 primarily due to lower income taxes as a result of a management election to claim foreign tax credits in addition to a decrease in operating income before tax.

Individual Markets Segment Results of Operations

Three months ended June 30, 2016 compared with the three months ended June 30, 2015

The following is a summary of certain financial data of the Individual Markets segment:

	Three Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2016	2015	(decrease)	change
Premium income	$52	$51	$1	2%
Fee income	26	25	1	4%
Net investment income	192	189	3	2%
Total revenues	270	265	5	2%
Policyholder benefits	202	198	4	2%
Operating expenses	54	31	23	74%
Total benefits and expenses	256	229	27	12%
Income before income taxes	14	36	(22)	(61)%
Income tax expense	4	12	(8)	(67)%
Operating income (loss)	$10	$24	$(14)	(58)%

Operating income for the Individual Markets segment had an unfavorable change of $14 million, or 58%, to $10 million, during the three months ended June 30, 2016, when compared to the same period in 2015. The change was primarily due to higher operating expense, partially offset by lower income tax expense.

Operating expenses increased by $23 million, or 74%, to $54 million for the three months ended June 30, 2016, when compared to the same period in 2015 primarily due to higher DAC amortization related to higher current period gross profits as a result of higher realized investment gains.

Income tax expense had a favorable change of $8 million, or 67%, to $4 million during the three months ended June 30, 2016, when compared to the same period in 2015 primarily due to lower income taxes as a result of lower operating income before tax.

Six Months Ended June 30, 2016 compared with the six months ended June 30, 2015

The following is a summary of certain financial data of the Individual Markets segment:

	Six Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2016	2015	(decrease)	change
Premium income	$185	$176	$9	5%
Fee income	48	47	1	2%
Net investment income	378	375	3	1%
Total revenues	611	598	13	2%
Policyholder benefits	470	455	15	3%
Operating expenses	91	67	24	36%
Total benefits and expenses	561	522	39	7%
Income before income taxes	50	76	(26)	(34)%
Income tax expense	16	26	(10)	(38)%
Operating income (loss)	$34	$50	$(16)	(32)%

Operating income for the Individual Markets segment had an unfavorable change of $16 million, or 32%, to $34 million during the six months ended June 30, 2016, when compared to the same period in 2015. The change was primarily due to higher operating expenses and policyholder benefits. These were partially offset by lower income tax expense, higher premiums, and higher net investment income.

Premium income increased by $9 million, or 5%, to $185 million during the six months ended June 30, 2016, when compared to the same period in 2015. This increase reflects higher sales for life insurance sold through banks.

Net investment income had a favorable change of $3 million, or 1%, to $378 million for the six months ended June 30, 2016, when compared to the same period in 2015. This was due to higher investment income earned on bonds, mortgages, and policy loans as a result of higher invested asset balances, partially offset by lower yields.

Policyholder benefits increased by $15 million, or 3%, to $470 million for the six months ended June 30, 2016, when compared to the same period in 2015 primarily driven by higher death claims, partially offset by reserves released on death claims.

Operating expenses increased by $24 million, or 36%, to $91 million for the six months ended June 30, 2016, when compared to the same period in 2015. The increase was due to higher DAC amortization primarily due to higher current period gross profits as a result of higher realized investment gains.

Income tax expense had a favorable change of $10 million, or 38%, to $16 million during the six months ended June 30, 2016, when compared to the same period in 2015 primarily due to lower operating income before tax.

Empower Retirement Segment Results of Operations

Three months ended June 30, 2016 compared with the three months ended June 30, 2015

The following is a summary of certain financial data of the Empower Retirement segment:

	Three Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2016	2015	(decrease)	change
Fee income	$211	$212	$(1)	—%
Other revenue	3	2	1	50%
Net investment income	96	92	4	4%
Total revenues	310	306	4	1%
Policyholder benefits	52	48	4	8%
Operating expenses	267	240	27	11%
Total benefits and expenses	319	288	31	11%
Income (loss) before income taxes	(9)	18	(27)	(150)%
Income tax (benefit) expense	(3)	6	(9)	(150)%
Operating income (loss)	$(6)	$12	$(18)	(150)%

Operating income for the Empower Retirement segment had an unfavorable change of $18 million, or 150%, to a loss of $6 million for the three months ended June 30, 2016, when compared to the same period in 2015. The change was primarily due to higher operating expenses, partially offset by lower income tax expense.

Operating expenses increased by $27 million, or 11%, to $267 million for the three months ended June 30, 2016, when compared to the same period in 2015. The increase was primarily attributable to an increase in salaries and benefits as a result of increased headcount due to business growth.

Income tax (benefit) expense had a favorable change of $9 million from an expense of $6 million in 2015 to a benefit of $3 million in 2016 primarily as a result of lower operating income before tax.

Six Months Ended June 30, 2016 compared with the six months ended June 30, 2015

The following is a summary of certain financial data of the Empower Retirement segment:

	Six Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2016	2015	(decrease)	change
Premium income	$1	$—	$1	100%
Fee income	412	414	(2)	—%
Other revenue	7	4	3	75%
Net investment income	200	190	10	5%
Total revenues	620	608	12	2%
Policyholder benefits	102	97	5	5%
Operating expenses	499	461	38	8%
Total benefits and expenses	601	558	43	8%
Income before income taxes	19	50	(31)	(62)%
Income tax (benefit) expense	(11)	17	(28)	(165)%
Operating income (loss)	$30	$33	$(3)	(9)%

Operating income for the Empower Retirement segment had an unfavorable change of $3 million, or 9%, to $30 million for the six months ended June 30, 2016, when compared to the same period in 2015. The change was primarily due to higher operating expenses and policyholder benefits, partially offset by lower income tax expense and higher net investment income.

Net investment income had a favorable change of $10 million, or 5%, to $200 million for the six months ended June 30, 2016, when compared to the same period in 2015. The primary driver of the change was higher investment income on bonds, mortgages, and policy loans as a result of higher invested asset balances, partially offset by lower yields.

Policyholder benefits increased by $5 million, or 5%, to $102 million for the six months ended June 30, 2016, when compared to the same period in 2015. The change was primarily due to higher interest credited or paid to contract holders as a result of higher average liabilities, partially offset by lower crediting rates.

Operating expenses increased by $38 million, or 8%, to $499 million for the six months ended June 30, 2016, when compared to the same period in 2015. The change was primarily attributable to higher salaries and benefits as a result of higher headcount due to business growth.

Income tax (benefit) expense had a favorable change of $28 million, or 165%, to a benefit of $11 million during the six months ended June 30, 2016, when compared to the same period in 2015. The change was primarily as a result of a management election to claim foreign tax credits in addition to lower operating income before tax.

Other Segment Results of Operations

Three months ended June 30, 2016 compared with the three months ended June 30, 2015

The following is a summary of certain financial data of the Company’s Other segment:

	Three Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2016	2015	(decrease)	change
Premium income	$25	$24	$1	4%
Fee income	1	1	—	—%
Net investment income	13	13	—	—%
Total revenues	39	38	1	3%
Policyholder benefits	10	26	(16)	(62)%
Operating expenses	19	17	2	12%
Total benefits and expenses	29	43	(14)	(33)%
Income (loss) before income taxes	10	(5)	15	300%
Income tax (benefit) expense	4	(2)	6	300%
Operating income (loss)	$6	$(3)	$9	300%

Operating income for the Company’s Other segment had a favorable change of $9 million, or 300%, to $6 million for the three months ended June 30, 2016 compared to a loss of $3 million in 2015. The increase in operating income is primarily due to lower policyholder benefits, partially offset by higher income tax expense.

Policyholder benefits decreased by $16 million, or 62%, to $10 million for the three months ended June 30, 2016 primarily due to lower reserves for surrenders as compared to prior year.

Income tax expense had an unfavorable change of $6 million or 300%, to $4 million for the three months ended June 30, 2016 primarily due to higher income before income taxes.

Six Months Ended June 30, 2016 compared with the six months ended June 30, 2015

The following is a summary of certain financial data of the Company’s Other segment:

	Six Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2016	2015	(decrease)	change
Premium income	$47	$44	$3	7%
Fee income	3	2	1	50%
Net investment income	26	27	(1)	(4)%
Total revenues	76	73	3	4%
Policyholder benefits	29	48	(19)	(40)%
Operating expenses	37	32	5	16%
Total benefits and expenses	66	80	(14)	(18)%
Income (loss) before income taxes	10	(7)	17	243%
Income tax (benefit) expense	4	(2)	6	300%
Operating income (loss)	$6	$(5)	$11	220%

Operating income for the Company’s Other segment had a favorable change of $11 million or 220%, to $6 million for the six months ended June 30, 2016, when compared to a loss of $5 million in the same period in 2015. The change in operating income is primarily due to lower policyholder benefits, partially offset by higher income tax expense.

Policyholder benefits decreased by $19 million, or 40%, to $29 million for the six months ended June 30, 2016 primarily due to lower reserves for surrenders as compared to prior year.

Income tax expense had an unfavorable change of $6 million or 300%, to $4 million for the six months ended June 30, 2016 primarily due to higher income before income taxes.

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

The following table presents the percentage distribution of the carrying values of the Company’s general account investment portfolio:

(In millions)	June 30, 2016		December 31, 2015
Fixed maturities, available-for-sale	$20,171	66.0%	$20,532	71.3%
Fixed maturities, held-for-trading	327	1.1%	616	2.1%
Mortgage loans on real estate	3,496	11.4%	3,248	11.3%
Policy loans	4,114	13.5%	4,093	14.2%
Short-term investments	2,413	7.9%	266	0.9%
Limited partnership and other corporation interests	35	0.1%	41	0.1%
Other investments	15	—%	15	0.1%
Total investments	$30,571	100.0%	$28,811	100.0%

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

The percentage distribution of the estimated fair value of the Company’s fixed maturity portfolio by the Company’s internal credit rating is summarized as follows:

Credit Rating	June 30, 2016	December 31, 2015
AAA	19.4%	27.8%
AA	16.4%	14.8%
A	33.5%	29.5%
BBB	29.6%	26.9%
BB and below (Non-investment grade)	1.1%	1.0%
Total	100.0%	100.0%

The June 30, 2016, AAA rating percentage decreased as compared to December 31, 2015, as the Company sold AAA-rated government agency MBS pools to enter into forward settling TBA contracts which are treated as derivatives.

The percentage distribution of the estimated fair value of the corporate sector fixed maturity portfolio, calculated as a percentage of fixed maturities, is summarized as follows:

Sector	June 30, 2016	December 31, 2015
Utility	19.9%	17.6%
Finance	11.0%	10.2%
Consumer	10.6%	9.3%
Natural resources	7.1%	6.5%
Transportation	3.9%	3.2%
Other	15.1%	13.0%

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $535 million and $301 million as of June 30, 2016, and December 31, 2015, respectively.  The June 30, 2016, and December 31, 2015, short-term investments included above exclude any amounts held to settle TBA forward contracts.  In addition, 99% of the fixed maturity portfolio carried an investment grade rating at June 30, 2016, and December 31, 2015, which provides significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity.  Additionally, the Company anticipates that cash on hand and expected net cash generated by operating activities will exceed the forecasted needs of the business over the next 12 months.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $100 million and $93 million of commercial paper outstanding as of June 30, 2016, and December 31, 2015, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a revolving credit facility agreement with U.S. Bank, which expires on March 1, 2018, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility as of or during the six months ended June 30, 2016.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

Off-Balance Sheet Arrangements

The Company makes commitments to fund partnership interests, mortgage loans on real estate, and other investments in the normal course of its business.  The amounts of these unfunded commitments at June 30, 2016, and December 31, 2015, were $309 million and $51 million, respectively.  The precise timing of the fulfillment of the commitment cannot be predicted; however, these amounts are due within one year of the dates indicated.  There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company participates in a securities lending program in which the Company lends securities that are held as part of its general account investment portfolio to third parties for the purpose of enhancing the total return on its investment portfolio.  The Company generally requires initial collateral in an amount greater than or equal to 102% of the fair value of domestic securities loaned and 105% of foreign securities loaned.  The Company received securities with a fair value of $59 million and zero as collateral at June 30, 2016, and December 31, 2015, respectively, which have not been recorded on the condensed consolidated balance sheets as the Company does not have effective control.

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

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer and its Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”).  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the President and Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

As disclosed in Item 9A, “Controls and Procedures,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, management concluded that the Company maintained effective internal control over financial reporting. There has been no significant change in the control environment for the three and six months ended June 30, 2016. Management is committed to continuing to improve its internal control processes and will continue to review its financial reporting controls and procedures.

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

The Company is defending lawsuits relating to the administration of its staff retirement plan, or to the costs and features of certain of its retirement or fund products. These actions have not reached the trial stage. Management believes the claims are without merit and will defend these actions. Based on the information known, these actions will not have a material adverse effect on the consolidated financial position of the Company.

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

Great-West Life & Annuity Insurance Company

By:	/s/	Kara Roe	Date:	August 11, 2016
Kara Roe
Vice President, Controller, and Principal Accounting Officer