Form 10-Q
period 2016-09-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2016-11-10
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐         No ☒

As of November 1, 2016, 7,232,986 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

Part I     Financial Information
Item1.    Interim Financial Statements

 GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
September 30, 2016, and December 31, 2015
(In Thousands, Except Share Amounts)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $19,455,887 and $20,007,462)	$20,826,141	$20,531,627
Fixed maturities, held-for-trading, at fair value (amortized cost $392,407 and $612,899)	398,880	615,839
Mortgage loans on real estate (net of allowances of $2,882 and $2,890)	3,568,114	3,247,704
Policy loans	4,056,284	4,092,661
Short-term investments (amortized cost $2,314,307 and $267,026)	2,314,307	267,026
Limited partnership and other corporation interests	35,935	40,980
Other investments	15,023	15,189
Total investments	31,214,684	28,811,026

Other assets:
Cash	53,291	34,362
Reinsurance receivable	605,419	604,946
Deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”)	322,671	414,143
Investment income due and accrued	304,924	283,183
Collateral under securities lending agreements	99,404	—
Due from parent and affiliates	80,882	62,596
Goodwill	137,683	137,683
Other intangible assets	20,940	23,819
Other assets	1,063,101	874,918
Assets of discontinued operations	18,914	21,910
Separate account assets	27,775,827	26,631,193
Total assets	$61,697,740	$57,899,779

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
September 30, 2016, and December 31, 2015
(In Thousands, Except Share Amounts)
(Unaudited)

	September 30, 2016	December 31, 2015
Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$28,728,131	$27,110,981
Policy and contract claims	379,670	354,899
Policyholders’ funds	254,712	299,577
Provision for policyholders’ dividends	53,429	55,481
Undistributed earnings on participating business	21,154	17,024
Total policy benefit liabilities	29,437,096	27,837,962

General liabilities:
Due to parent and affiliates	538,672	540,310
Commercial paper	99,971	93,371
Payable under securities lending agreements	99,404	—
Deferred income tax liabilities, net	400,844	137,116
Other liabilities	935,419	755,651
Liabilities of discontinued operations	18,914	21,910
Separate account liabilities	27,775,827	26,631,193
Total liabilities	59,306,147	56,017,513

Commitments and contingencies (See Note 13)

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,232,986 shares issued and outstanding	7,233	7,233
Additional paid-in capital	842,979	840,874
Accumulated other comprehensive income	653,912	233,438
Retained earnings	887,469	800,721
Total stockholder’s equity	2,391,593	1,882,266
Total liabilities and stockholder’s equity	$61,697,740	$57,899,779

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Income
Three and Nine Months Ended September 30, 2016, and 2015
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Premium income	$146,100	$154,017	$377,845	$374,437
Fee income	246,413	225,242	709,844	688,020
Other revenue	3,228	1,820	9,747	5,460
Net investment income	291,539	363,057	979,080	942,082
Realized investment gains (losses), net:
Total other-than-temporary gains (losses), net	—	(363)	(536)	(921)
Other-than-temporary (gains) losses, net, transferred to other comprehensive income (loss)	—	—	—	108
Other realized investment gains (losses), net	33,374	22,914	107,193	57,423
Total realized investment gains (losses), net	33,374	22,551	106,657	56,610
Total revenues	720,654	766,687	2,183,173	2,066,609
Benefits and expenses:
Life and other policy benefits	172,855	176,926	529,985	486,950
Increase (decrease) in future policy benefits	7,540	20,226	(75,221)	(5,482)
Interest credited or paid to contractholders	154,248	147,177	455,018	433,829
Provision for policyholders’ share of (losses) earnings on participating business	(106)	44	(525)	(457)
Dividends to policyholders	12,324	13,241	37,619	42,763
Total benefits	346,861	357,614	946,876	957,603
General insurance expenses	307,329	263,608	878,367	776,735
Amortization of DAC and VOBA	3,504	37,538	40,397	65,245
Interest expense	7,648	9,646	26,051	28,928
Total benefits and expenses	665,342	668,406	1,891,691	1,828,511
Income before income taxes	55,312	98,281	291,482	238,098
Income tax expense	15,295	30,708	79,043	78,926
Net income	$40,017	$67,573	$212,439	$159,172

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2016, and 2015
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$40,017	$67,573	$212,439	$159,172
Components of other comprehensive income (loss)
Unrealized holding gains (losses), net, arising on available-for-sale fixed maturity investments	55,849	(5,568)	895,589	(318,529)
Unrealized holding gains (losses), net, arising on cash flow hedges	(7,805)	14,804	(3,307)	15,326
Reclassification adjustment for (gains) losses, net, realized in net income	(10,284)	(8,036)	(61,375)	(43,511)
Net unrealized gains (losses) related to investments	37,760	1,200	830,907	(346,714)
Future policy benefits, DAC and VOBA adjustments	(18,214)	(2,383)	(190,985)	42,075
Employee benefit plan adjustment	2,494	3,098	6,962	8,635
Other comprehensive income (loss) before income taxes	22,040	1,915	646,884	(296,004)
Income tax expense (benefit) related to items of other comprehensive income (loss)	7,715	669	226,410	(103,603)
Other comprehensive income (loss)(1)	14,325	1,246	420,474	(192,401)
Total comprehensive income (loss)	$54,342	$68,819	$632,913	$(33,229)
(1) Other comprehensive income (loss) includes the non-credit component of impaired gains (losses), net, on fixed maturities available-for-sale in the amounts of $(959) and $(1,979) for the three months ended September 30, 2016, and 2015, respectively, and $(5,326) and $(3,208) for the nine months ended September 30, 2016, and 2015, respectively.

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Stockholder’s Equity
Nine Months Ended September 30, 2016, and 2015
(In Thousands)
(Unaudited)

	Nine Months Ended September 30, 2016

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
Balances, January 1, 2016	$7,233	$840,874	$233,438	$800,721	$1,882,266
Net income	—	—	—	212,439	212,439
Other comprehensive income, net of income taxes	—	—	420,474	—	420,474
Dividends	—	—	—	(125,691)	(125,691)
Capital contribution - stock-based compensation	—	1,637	—	—	1,637
Income tax benefit on stock-based compensation	—	468	—	—	468
Balances, September 30, 2016	$7,233	$842,979	$653,912	$887,469	$2,391,593

	Nine Months Ended September 30, 2015

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
Balances, January 1, 2015	$7,032	$777,664	$603,018	$749,799	$2,137,513
Net income	—	—	—	159,172	159,172
Other comprehensive loss, net of income taxes	—	—	(192,401)	—	(192,401)
Dividends	—	—	—	(139,711)	(139,711)
Capital contribution - stock-based compensation	—	1,247	—	—	1,247
Income tax benefit on stock-based compensation	—	1,031	—	—	1,031
Balances, September 30, 2015	$7,032	$779,942	$410,617	$769,260	$1,966,851

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2016, and 2015
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$559,179	$575,631

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	4,829,009	4,196,254
Mortgage loans on real estate	310,664	277,454
Limited partnership interests, other corporation interests and other investments	9,386	4,001
Purchases of investments:
Fixed maturities, available-for-sale	(4,138,915)	(2,791,939)
Mortgage loans on real estate	(626,431)	(233,924)
Limited partnership interests, other corporation interests and other investments	(5,491)	(1,496)
Net change in short-term investments	(1,988,191)	(2,198,699)
Net change in policy loans	5,980	(7,481)
Purchases of furniture, equipment and software	(33,405)	(60,321)
Net cash used in investing activities	(1,637,394)	(816,151)

Cash flows from financing activities:
Contract deposits	2,756,047	1,760,310
Contract withdrawals	(1,500,963)	(1,308,587)
Net change in due to/from parent and affiliates	(19,924)	(15,686)
Dividends paid	(125,691)	(139,711)
Payments for and interest paid on financing element derivatives, net	(5,281)	(8,027)
Contingent consideration	(14,233)	—
Net change in commercial paper borrowings	6,600	(2,305)
Net change in book overdrafts	121	(1,164)
Income tax benefit on share-based compensation	468	1,031
Net cash provided by financing activities	1,097,144	285,861

Net increase in cash	18,929	45,341
Cash, beginning of year	34,362	12,775
Cash, end of period	$53,291	$58,116

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2016, and 2015
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Income taxes	$(24,118)	$(29,791)
Interest	(21,685)	(18,697)

Non-cash investing and financing transactions during the years:
Share-based compensation expense	$1,637	$1,247

See notes to condensed consolidated financial statements.	(Concluded)

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

The condensed consolidated balance sheet as of December 31, 2015, which was derived from the Company’s audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2016, have been prepared in accordance with the instructions for Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  As such, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position, and cash flows as of September 30, 2016, and for all periods presented. The condensed consolidated results of operations and condensed consolidated statement of cash flows for the nine months ended September 30, 2016, are not necessarily indicative of the results or cash flows expected for the full year.

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
(Dollars in Thousands)
(Unaudited)

3.  Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. The update primarily amends the criteria used to evaluate whether certain variable interest entities (“VIEs”) should be consolidated. The update also modifies the criteria used to determine whether partnerships and similar entities are VIEs. The update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, including in the interim periods. The adoption of this ASU did not have a material effect on the Company’s consolidated financial position or results of operations; however, the Company has additional investments that meet the definition of VIE under this update.  As such, the guidance was retrospectively applied and the December 31, 2015 carrying value and maximum exposure to loss in relation to the activities of the VIEs disclosed in Note 5 includes an additional $35,776 to conform to the current period presentation.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The update requires the Company to determine if the cloud computing arrangement contains a software license and if so, apply the accounting requirements for other intangible assets. The update also supersedes the requirement to apply lease accounting requirements by analogy for lease classification. If the arrangement is not a software license, then the Company applies accounting requirements for a service requirement. The update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of this ASU did not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”).  The update required assets being valued using net asset value (“NAV”) as a practical expedient to be excluded from the fair value hierarchy table.  The update is effective for interim and annual periods beginning after December 15, 2015.  The adoption of this ASU did not have an impact on the Company’s consolidated financial position or results of operations; however, the Company has investments in separate accounts for which fair value is estimated using NAV as a practical expedient.  As such, for the period ended September 30, 2016, the Company has retroactively applied this guidance as required by the ASU and removed $533,961 from the December 31, 2015, Level 2 investments in separate accounts in the fair value hierarchy table in Note 8 to conform to current period presentation.

Future adoption of new accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The update outlines a comprehensive accounting model for revenue arising from customer contracts and supersedes most current revenue recognition guidance, including industry-specific guidance. While the update does not apply to insurance contracts within the scope of Topic 944, it does apply to other fee income earned by the Company which includes fees from assets under management, assets under administration, shareholder servicing, administration and record-keeping services, and investment advisory services. The core principle of the model requires that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The update also requires increased disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The FASB has also issued several updates to ASU 2014-09 including ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (improving the operability and understandability of the implementation guidance on principal versus agent considerations), ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (reducing the cost and complexity of applying the guidance on identifying promised goods or services and to improve the operability and understandability of the licensing implementation guidance), and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (amending the guidance on collectability, non cash consideration, presentation of sales tax, and transition). In adopting ASU 2014-09, the Company may use either a full retrospective or a modified retrospective approach. The update is effective for public business entities for interim and annual periods beginning after December 15, 2017. Early adoption is permitted as of accounting periods beginning after December 15, 2016. The Company is currently evaluating the impact of this update on its consolidated financial statements.

In May 2015, the FASB issued ASU 2015-09, Financial Services-Insurance: Disclosures about Short-Duration Contracts. The update requires that all years in the claims development table that precede the current reporting period and the related disclosure

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

about the history of claims duration should be presented as required supplementary information.  The update also includes a disclosure objective of providing information about claim frequency along with a description of methodologies for determining claim frequency information, unless it is impracticable to do so.  The update is effective for annual reporting periods beginning after December 15, 2015, and for interim reporting periods within annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company does not believe this ASU will have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.  The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by requiring equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income, simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, use of exit price notion when measuring the fair value of financial instruments for disclosure purposes, separate presentation of financial assets and liabilities by measurement category and form of financial assets (i.e. securities or loans and receivables) on the balance sheet or notes to the financial statements, eliminating the requirement to disclose the method and significant assumptions used to estimate fair value of a financial instrument measured at amortized cost on the balance sheet, requiring entities to present separately in other comprehensive income the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (i.e. “own credit”) when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, and clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The ASU also permits early adoption of the own credit provision.  The Company is currently evaluating the impact of this update on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-05, Derivative Contract Novations. The amendments clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument in an existing hedging relationship would not, in and of itself, be considered a termination of the derivative instrument or a change in critical term of the hedging relationship. The update is effective for fiscal years and interim periods within those beginning after December 15, 2016. The Company does not believe this ASU will have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Account. The amendments simplify several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and cash flow statements. The update is effective for fiscal years and interim periods within those beginning after December 15, 2016. The Company does not believe this ASU will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard amends guidance on the impairment of financial instruments by adding an impairment model that is based on expected losses rather than incurred losses and is intended to result in more timely recognition of losses. The standard also simplifies the accounting by decreasing the number of credit impairment models that an entity can use to account for debt instruments. The update is effective for fiscal years and interim periods within those beginning after

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

December 15, 2019 and early adoption is permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of this update on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The standard amends the guidance on the classification of certain cash receipts and payments on the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate and bank-owned life insurance policies, distributions from equity method investees, beneficial interests in securitized transactions, and separately identifiable cash flows and application of the predominance principle. The update is effective for fiscal years and interim periods within those beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

4.  Dividends

The maximum amount of dividends, which can be paid to stockholders by insurance companies domiciled in the State of Colorado, is subject to restrictions relating to statutory surplus and statutory net gain from operations.  Prior to the payment of any dividends, the Company seeks approval from the Colorado Insurance Commissioner.  During the nine months ended September 30, 2016, and 2015, the Company paid dividends of $125,691 and $139,711, respectively, to its parent, GWL&A Financial.

5.  Summary of Investments

The following tables summarize fixed maturity investments classified as available-for-sale and the non-credit-related component of other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (loss) (“AOCI”):

	September 30, 2016
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
Fixed maturities:	cost	gains	losses	and carrying value	included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$1,046,224	$81,922	$144	$1,128,002	$—
Obligations of U.S. states and their subdivisions	1,928,679	322,860	329	2,251,210	—
Foreign government securities	2,167	—	3	2,164	—
Corporate debt securities (2)	13,618,838	913,997	128,748	14,404,087	(1,650)
Asset-backed securities	1,473,550	133,681	10,569	1,596,662	(77,118)
Residential mortgage-backed securities	93,656	3,389	328	96,717	(33)
Commercial mortgage-backed securities	1,162,680	56,854	2,456	1,217,078	—
Collateralized debt obligations	130,093	166	38	130,221	—
Total fixed maturities	$19,455,887	$1,512,869	$142,615	$20,826,141	$(78,801)

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
(2) Includes perpetual debt investments with amortized cost of $135,187 and estimated fair value of $111,978.

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

	September 30, 2016
	Amortized cost	Estimated fair value
Maturing in one year or less	$654,368	$680,991
Maturing after one year through five years	3,780,675	4,030,915
Maturing after five years through ten years	6,312,627	6,719,852
Maturing after ten years	5,138,873	5,613,359
Mortgage-backed and asset-backed securities	3,569,344	3,781,024
Total fixed maturities	$19,455,887	$20,826,141

Mortgage-backed (commercial and residential) and asset-backed securities include those issued by the U.S. government and U.S. agencies.

The following table summarizes information regarding the sales of securities classified as available-for-sale:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from sales	$421,245	$192,100	$3,777,445	$3,187,977
Gross realized gains from sales	8,487	6,632	55,154	38,567
Gross realized losses from sales	24	478	170	802

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Mortgage loans on real estate — The following table summarizes the carrying value of the mortgage loan portfolio by component:

	September 30, 2016	December 31, 2015
Principal	$3,565,454	$3,242,627
Unamortized premium (discount) and fees, net	6,530	7,967
Foreign exchange translation	(988)	—
Mortgage provision allowance	(2,882)	(2,890)
Total mortgage loans	$3,568,114	$3,247,704

The following table summarizes the recorded investment of the mortgage loan portfolio by risk assessment category as of September 30, 2016, and December 31, 2015, respectively.

	September 30, 2016	December 31, 2015
Performing	$3,569,531	$3,249,129
Non-performing	1,465	1,465
Total	$3,570,996	$3,250,594

The following table summarizes activity in the mortgage provision allowance:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
	Commercial mortgages	Commercial mortgages
Beginning balance	$2,890	$2,890
Provision increases	536	—
Provision decreases	(544)	—
Ending balance	$2,882	$2,890

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$536	$—
Collectively evaluated for impairment	2,346	2,890

Recorded investment balance in the mortgage loan portfolio, gross of allowance, by basis of impairment method:	$3,570,996	$3,250,594
Individually evaluated for impairment	4,039	14,031
Collectively evaluated for impairment	3,566,957	3,236,563

Limited partnership and other corporation interests — At September 30, 2016, and December 31, 2015, the Company had $35,935 and $40,980, respectively, invested in limited partnership and other corporation interests. Limited partnership interests represent the Company’s minority ownership interests in pooled investment funds that primarily make private equity investments across diverse industries and geographical focuses. The Company has determined its interest in each limited partnership to be considered a variable interest entity (“VIE”). Consolidation is not required as the Company is not deemed to be the primary beneficiary of the VIEs.

The carrying value and maximum exposure to loss in relation to the activities of the VIEs was $33,484 and $38,504 at September 30, 2016, and December 31, 2015, respectively.

Special deposits — The Company had securities on deposit with government authorities as required by certain insurance laws with fair values of $8,146 and $14,000 at September 30, 2016, and December 31, 2015, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Securities lending — Securities with a cost or amortized cost of $156,098 and estimated fair values of $160,351 were on loan under the program at September 30, 2016. There were no securities on loan at December 31, 2015.  The Company received cash of $99,404 and securities with a fair value of $66,259 as collateral at September 30, 2016. The Company bears the risk of any deficiency in the amount of collateral available for return to a borrower due to a loss in an approved investment.

Under the securities lending program the collateral pledged is, by definition, the securities loaned against the cash borrowed. The following table summarizes the cash collateral liability under the securities lending program, by class of collateral pledged:

	September 30, 2016	December 31, 2015
Cash collateral liability by class of loaned security
U.S. government direct obligations and U.S. agencies	$6,220	$—
Foreign government securities	1,063	—
Corporate debt securities	92,121	—
Total	$99,404	$—

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

Unrealized losses on fixed maturity investments classified as available-for-sale — The following tables summarize unrealized investment losses, including the non-credit-related portion of OTTI losses reported in AOCI, by class of investment:

	September 30, 2016
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$15,444	$21	$11,155	$123	$26,599	$144
Obligations of U.S. states and their subdivisions	8,841	110	10,656	219	19,497	329
Foreign government securities	2,164	3	—	—	2,164	3
Corporate debt securities	835,440	26,089	876,692	102,659	1,712,132	128,748
Asset-backed securities	338,576	3,289	208,678	7,280	547,254	10,569
Residential mortgage-backed securities	7,145	4	16,106	324	23,251	328
Commercial mortgage-backed securities	113,741	889	27,563	1,567	141,304	2,456
Collateralized debt obligations	45,552	38	—	—	45,552	38
Total fixed maturities	$1,366,903	$30,443	$1,150,850	$112,172	$2,517,753	$142,615

Total number of securities in an unrealized loss position		136		124		260

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

Fixed maturity investments — Total unrealized losses and OTTI decreased by $216,739, or 60%, from December 31, 2015, to September 30, 2016. The majority, or $200,024, of the decrease was in the less than twelve months category. The overall decrease in unrealized losses was across all asset classes and reflects lower interest rates at September 30, 2016, compared to December 31, 2015, resulting in generally higher valuations of these fixed maturity securities.

Total unrealized losses greater than twelve months decreased by $16,715 from December 31, 2015, to September 30, 2016.  Corporate debt securities account for 92%, or $102,659, of the unrealized losses and OTTI greater than twelve months at September 30, 2016.  Non-investment grade corporate debt securities account for $13,441 of the unrealized losses and OTTI greater than twelve months, and $7,572 of the losses are on perpetual debt investments issued by investment grade rated banks in the United Kingdom.  Management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Asset-backed securities account for 7% of the unrealized losses and OTTI greater than twelve months at September 30, 2016.  The present value of the cash flows expected to be collected is not less than amortized cost and management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Other-than-temporary impairment recognition — The OTTI on fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in realized investment gains (losses) is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$94,687	$106,913	$102,343	$119,532
Initial impairments - credit loss on securities not previously impaired	—	—	—	450
Reductions:
Due to sales, maturities or payoffs during the period	—	(521)	—	(521)
Due to increases in cash flows expected to be collected that are recognized over the remaining life of the security	(4,405)	(13,057)	(12,061)	(26,126)
Ending balance	$90,282	$93,335	$90,282	$93,335

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

The ISDA Master Agreements contain provisions that would allow the counterparties to require immediate settlement of all derivative instruments in a net liability position if the Company were to default on any debt obligations over a certain threshold.  The MSFTA contain provisions which do not stipulate a threshold for default and only apply to debt obligations between the Company and the specific counterparty.  The aggregate fair value, inclusive of accrued income and expense, of derivative instruments with credit-risk-related contingent features that were in a net liability position was $69,984 and $76,107 as of September 30, 2016, and December 31, 2015, respectively.  The Company had pledged collateral related to these derivatives of $28,526 and $45,940 as of September 30, 2016, and December 31, 2015, respectively, in the normal course of business.  If the credit-risk-related contingent features were triggered on September 30, 2016, the fair value of assets that could be required to settle the derivatives in a net liability position was $41,458.

At September 30, 2016, and December 31, 2015, the Company had pledged $28,526 and $50,924 of unrestricted cash collateral to counterparties in the normal course of business, while other counterparties had pledged $80,630 and $19,060 of unrestricted cash collateral to the Company to satisfy collateral netting agreements, respectively.

At September 30, 2016, the Company estimated $7,972 of net derivative gains related to cash flow hedges included in AOCI will be reclassified into net income within the next twelve months. Gains and losses included in AOCI are reclassified into net income when the hedged item affects earnings.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables summarize the notional amount and fair value of derivative financial instruments, excluding embedded derivatives:

	September 30, 2016
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$419,800	$(13,852)	$13,490	$27,342
Cross-currency swaps	561,467	46,194	51,284	5,090
Total cash flow hedges	981,267	32,342	64,774	32,432

Total derivatives designated as hedges	981,267	32,342	64,774	32,432

Derivatives not designated as hedges:
Interest rate swaps	480,100	22,921	32,982	10,061
Futures on equity indices	24,260	—	—	—
Interest rate futures	107,400	—	—	—
Interest rate swaptions	166,664	191	191	—
Other forward contracts	2,437,760	7,268	7,891	623
Cross-currency swaps	662,935	14,700	41,528	26,828
Total derivatives not designated as hedges	3,879,119	45,080	82,592	37,512
Total derivative financial instruments	$4,860,386	$77,422	$147,366	$69,944

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

Notional amounts are used to express the extent of the Company’s involvement in derivative transactions and represent a standard measurement of the volume of its derivative activity.  Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received. The average notional outstanding during the nine months ended September 30, 2016, was $752,800, $1,110,757, $149,391, $153,961, and $2,645,834 for interest rate swaps, cross-currency swaps, futures, swaptions, and other forward contracts, respectively. The average notional outstanding during the year ended December 31, 2015, was $443,589, $937,242, $111,801, $212,299, and $5,014,845 for interest rate swaps, cross-currency swaps, futures, swaptions, and other forward contracts, respectively.

The following tables present the effect of derivative instruments in the condensed consolidated statements of income reported by cash flow hedges, fair value hedges, and economic hedges, excluding embedded derivatives:

	Gain (loss) recognized in OCI on derivatives (Effective portion)		Gain (loss) reclassified from OCI into net income (Effective portion)
	Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Cash flow hedges:
Interest rate swaps	$(401)	$(937)	$1,335	$1,490	(A)
Interest rate swaps	(4,284)	—	(1,092)	—	(B)
Cross-currency swaps	(3,120)	15,741	1,576	630	(A)
Interest rate futures	—	—	—	(21)	(A)
Total cash flow hedges	$(7,805)	$14,804	$1,819	$2,099

(A) Net investment income.
(B) Interest expense.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Gain (loss) recognized in OCI on derivatives (Effective portion)		Gain (loss) reclassified from OCI into net income (Effective portion)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cash flow hedges:
Interest rate swaps	$4,098	$(311)	$4,166	$5,183	(A)
Interest rate swaps	(29,017)	—	(1,675)	—	(B)
Cross-currency swaps	21,612	15,637	3,777	1,329	(A)
Interest rate futures	—	—	—	(64)	(A)
Total cash flow hedges	$(3,307)	$15,326	$6,268	$6,448

(A) Net investment income.
(B) Interest expense.

	Gain (loss) on derivatives recognized in net income			Gain (loss) on hedged assets recognized in net income
	Three Months Ended September 30,			Three Months Ended September 30,
	2016	2015		2016	2015
Fair value hedges:
Interest rate swaps	$—	$(620)	(A)	$—	$—
Interest rate swaps	—	323	(B)	—	—
Items hedged in interest rate swaps	—	—		—	623	(A)
Items hedged in interest rate swaps	—	—		—	(323)	(B)
Total fair value hedges	$—	$(297)		$—	$300

(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

	Gain (loss) on derivatives recognized in net income			Gain (loss) on hedged assets recognized in net income
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2016	2015		2016	2015
Fair value hedges:
Interest rate swaps	$—	$(1,489)	(A)	$—	$—
Interest rate swaps	—	765	(B)	—	—
Items hedged in interest rate swaps	—	—		—	1,493	(A)
Items hedged in interest rate swaps	—	—		—	(765)	(B)
Total fair value hedges	$—	$(724)		$—	$728

(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Gain (loss) on derivatives recognized in net income
	Three Months Ended September 30,
	2016		2015
Derivatives not designated as hedging instruments:
Futures on equity indices	$510	(A)	$478	(A)
Futures on equity indices	(2,081)	(B)	1,111	(B)
Interest rate swaps	418	(A)	6,480	(A)
Interest rate futures	134	(A)	(99)	(A)
Interest rate futures	(183)	(B)	(117)	(B)
Interest rate swaptions	23	(A)	928	(A)
Interest rate swaptions	(39)	(B)	—	(B)
Other forward contracts	(8,286)	(A)	32,538	(A)
Other forward contracts	19,413	(B)	8,504	(B)
Cross-currency swaps	1,872	(A)	36,845	(A)
Total derivatives not designated as hedging instruments	$11,781		$86,668

(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

	Gain (loss) on derivatives recognized in net income
	Nine Months Ended September 30,
	2016		2015
Derivatives not designated as hedging instruments:
Futures on equity indices	$103	(A)	$896	(A)
Futures on equity indices	(5,358)	(B)	122	(B)
Interest rate swaps	19,727	(A)	553	(A)
Interest rate futures	(77)	(A)	(214)	(A)
Interest rate futures	(249)	(B)	55	(B)
Interest rate swaptions	96	(A)	2,919	(A)
Interest rate swaptions	(256)	(B)	(2,076)	(B)
Other forward contracts	7,268	(A)	14,778	(A)
Other forward contracts	31,509	(B)	6,414	(B)
Cross-currency swaps	62,147	(A)	44,549	(A)
Total derivatives not designated as hedging instruments	$114,910		$67,996

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

The estimated fair value of the GLWB was a liability position of $31,277 and $11,257 at September 30, 2016, and December 31, 2015, respectively. The changes in fair value of the GLWB were unrealized gains (losses) of $(590) and $(6,858)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

for the three months ended September 30, 2016, and 2015, respectively, and $(20,020) and $(3,370) for the nine months ended September 30, 2016, and 2015, respectively.

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

	September 30, 2016
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments (assets):	recognized assets (1)	instruments	received	fair value
Derivative instruments (2)	$123,415	$(35,579)	$78,757	$9,079
Short-term reverse repurchase agreement (3)	300,000	(300,000)	—	—
Total financial instruments (assets)	423,415	(335,579)	78,757	9,079

	September 30, 2016
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments (liabilities):	recognized liabilities (1)	instruments	pledged	fair value
Derivative instruments (4)	35,579	(35,579)	—	—

(1) The gross fair value of derivative instrument and short-term reverse repurchase agreement assets is not netted against offsetting liabilities for presentation on the condensed consolidated balance sheets.
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

8.  Fair Value Measurements

Recurring fair value measurements

The following tables present the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy category:

	Assets and liabilities measured at fair value on a recurring basis
	September 30, 2016
	Quoted prices	Significant
	in active markets for identical assets (Level 1)	other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$1,128,002	$—	$1,128,002
Obligations of U.S. states and their subdivisions	—	2,251,210	—	2,251,210
Foreign government securities	—	2,164	—	2,164
Corporate debt securities	—	14,389,380	14,707	14,404,087
Asset-backed securities	—	1,596,662	—	1,596,662
Residential mortgage-backed securities	—	96,717	—	96,717
Commercial mortgage-backed securities	—	1,217,078	—	1,217,078
Collateralized debt obligations	—	130,221	—	130,221
Total fixed maturities available-for-sale	—	20,811,434	14,707	20,826,141
Fixed maturities held-for-trading:
U.S. government direct obligations and U.S. agencies	—	341,368	—	341,368
Corporate debt securities	—	56,390	—	56,390
Commercial mortgage-backed securities	—	1,122	—	1,122
Total fixed maturities held-for-trading	—	398,880	—	398,880
Short-term investments	338,051	1,976,256	—	2,314,307
Collateral under securities lending agreements	99,404	—	—	99,404
Collateral under derivative counterparty collateral agreements	109,156	—	—	109,156
Derivative instruments designated as hedges:
Interest rate swaps	—	13,490	—	13,490
Cross-currency swaps	—	51,284	—	51,284
Derivative instruments not designated as hedges:
Interest rate swaps	—	32,982	—	32,982
Interest rate swaptions	—	191	—	191
Other forward contracts	—	7,891	—	7,891
Cross-currency swaps	—	41,528	—	41,528
Total derivative instruments	—	147,366	—	147,366
Separate account assets (1)	15,580,267	11,738,559	—	27,775,827
Total assets	$16,126,878	$35,072,495	$14,707	$51,671,081

Liabilities
Payable under securities lending agreements	$99,404	$—	$—	$99,404
Collateral under derivative counterparty collateral agreements	80,630	—	—	80,630
Derivative instruments designated as hedges:
Interest rate swaps	—	27,342	—	27,342
Cross-currency swaps	—	5,090	—	5,090
Derivative instruments not designated as hedges:
Interest rate swaps	—	10,061	—	10,061
Other forward contracts	—	623	—	623
Cross-currency swaps	—	26,828	—	26,828
Total derivative instruments	—	69,944	—	69,944
Embedded derivatives - GLWB	—	—	31,277	31,277
Separate account liabilities (2)	4	517,570	—	517,574
Total liabilities	$180,038	$587,514	$31,277	$798,829
(1) Included in the total fair value amount are $457 million of investments as of September 30, 2016 for which the fair value is estimated using net asset value per unit as a practical expedient which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy in connection with the adoption of ASU 2015-07.
 (2) Includes only separate account instruments which are carried at the fair value of the underlying liabilities owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Assets and liabilities measured at fair value on a recurring basis
	December 31, 2015
	Quoted prices	Significant
	in active markets for identical assets (Level 1)	other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$3,341,752	$—	$3,341,752
Obligations of U.S. states and their subdivisions	—	2,219,173	—	2,219,173
Foreign government securities	—	2,286	—	2,286
Corporate debt securities	—	12,501,174	4,538	12,505,712
Asset-backed securities	—	1,311,370	—	1,311,370
Residential mortgage-backed securities	—	125,372	—	125,372
Commercial mortgage-backed securities	—	1,016,908	—	1,016,908
Collateralized debt obligations	—	9,054	—	9,054
Total fixed maturities available-for-sale	—	20,527,089	4,538	20,531,627
Fixed maturities held-for-trading:
U.S. government direct obligations and U.S. agencies	—	558,208	—	558,208
Corporate debt securities	—	56,566	—	56,566
Commercial mortgage-backed securities	—	1,065	—	1,065
Total fixed maturities held-for-trading	—	615,839	—	615,839
Short-term investments	132,288	134,738	—	267,026
Collateral under derivative counterparty collateral agreements	69,984	—	—	69,984
Derivative instruments designated as hedges:
Interest rate swaps	—	11,843	—	11,843
Cross-currency swaps	—	28,736	—	28,736
Derivative instruments not designated as hedges:
Interest rate swaps	—	8,295	—	8,295
Interest rate swaptions	—	189	—	189
Cross-currency swaps	—	19,537	—	19,537
Total derivative instruments	—	68,600	—	68,600
Separate account assets (1)	15,249,966	10,847,266	—	26,631,193
Total assets	$15,452,238	$32,193,532	$4,538	$48,184,269

Liabilities
Collateral under derivative counterparty collateral agreements	$19,060	$—	$—	$19,060
Derivative instruments designated as hedges:
Cross-currency swaps	—	22	—	22
Derivative instruments not designated as hedges:
Interest rate swaps	—	5,055	—	5,055
Cross-currency swaps	—	71,296	—	71,296
Total derivative instruments	—	76,373	—	76,373
Embedded derivatives - GLWB	—	—	11,257	11,257
Separate account liabilities (2)	24	290,293	—	290,317
Total liabilities	$19,084	$366,666	$11,257	$397,007
(1) Included in the total fair value amount are $534 million of investments as of December 31, 2015 for which the fair value is estimated using net asset value per unit as a practical expedient which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy in connection with the adoption of ASU 2015-07.
 (2) Includes only separate account instruments which are carried at the fair value of the underlying liabilities owned by the separate accounts.

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
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities
	Three Months Ended September 30, 2016
	Assets	Liabilities
	Fixed maturities available-for-sale	Embedded
	Corporate	derivatives
	debt securities	- GLWB
Balances, July 1, 2016	$15,056	$30,687
Realized and unrealized gains (losses) included in:
Net income (loss)	—	590
Other comprehensive income (loss)	245	—
Settlements	(594)	—
Balances, September 30, 2016	$14,707	$31,277
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at September 30, 2016	$—	$590

	Recurring Level 3 financial assets and liabilities
	Three Months Ended September 30, 2015
	Assets			Liabilities
	Fixed maturities available-for-sale			Embedded
	Corporate	Asset-backed		derivatives
	debt securities	securities	Total	- GLWB
Balances, July 1, 2015	$5,065	$31	$5,096	$2,919
Realized and unrealized gains (losses) included in:
Net income (loss)	—	—	—	6,858
Other comprehensive income (loss)	(66)	—	(66)	—
Settlements	(216)	9	(207)	—
Balances, September 30, 2015	$4,783	$40	$4,823	$9,777
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at September 30, 2015	$—	$—	$—	$6,858

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Recurring Level 3 financial assets and liabilities
	Nine Months Ended September 30, 2016
	Assets	Liabilities
	Fixed maturities available-for-sale	Embedded
	Corporate	derivatives
	debt securities	- GLWB
Balances, January 1, 2016	$4,538	$11,257
Realized and unrealized gains (losses) included in:
Net income (loss)	—	20,020
Other comprehensive income (loss)	720	—
Settlements	(1,787)	—
Transfers into Level 3 (1)	11,236	—
Balances, September 30, 2016	$14,707	$31,277
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at September 30, 2016	$—	$20,020

 (1) Transfers into Level 3 are due primarily to decreased observability of inputs in valuation methodologies.

	Recurring Level 3 financial assets and liabilities
	Nine Months Ended September 30, 2015
	Assets			Liabilities
	Fixed maturities available-for-sale			Embedded
	Corporate	Asset-backed		derivatives
	debt securities	securities	Total	- GLWB
Balances, January 1, 2015	$5,842	$36	$5,878	$6,407
Realized and unrealized gains (losses) included in:
Net income (loss)	—	—	—	3,370
Other comprehensive income (loss)	(143)	—	(143)	—
Settlements	(916)	4	(912)	—
Balances, September 30, 2015	$4,783	$40	$4,823	$9,777
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at September 30, 2015	$—	$—	$—	$3,370

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables present significant unobservable inputs used during the valuation of certain liabilities categorized within Level 3 of the recurring fair value measurements table:

September 30, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range
Embedded derivatives - GLWB	$31,277	Risk neutral stochastic valuation methodology	Equity volatility	15% - 28%
			Swap curve	0.5% - 2.50%
			Mortality rate	Based on the Annuity 2000 Mortality Table
			Lapse rate	1% - 15%

December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range
Embedded derivatives - GLWB	$11,257	Risk neutral stochastic valuation methodology	Equity volatility	15% - 28%
			Swap curve	0.75% - 3.00%
			Mortality rate	Based on the Annuity 2000 Mortality Table
			Lapse rate	1% - 15%

Fair value of financial instruments

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments and investments not carried at fair value on a recurring basis:

	September 30, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets
Mortgage loans on real estate	$3,568,114	$3,795,123	$3,247,704	$3,362,496
Policy loans	4,056,284	4,056,284	4,092,661	4,092,661
Limited partnership interests	30,336	30,262	35,039	34,882
Other investments	14,293	44,723	14,596	44,723

Liabilities
Annuity contract benefits without life contingencies	$12,254,743	$12,357,043	$11,104,721	$10,839,205
Policyholders’ funds	254,712	254,712	299,577	299,577
Commercial paper	99,971	99,971	93,371	93,371
Notes payable	534,299	515,795	532,575	563,633

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

Other investments

Other investments primarily include real estate held for investment.  The estimated fair value for real estate is based on the unadjusted appraised value which includes factors such as comparable property sales, property income analysis, and capitalization rates.  The estimated fair value is classified as Level 3.

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

9.  Other Comprehensive Income

The following tables present the accumulated balances for each classification of other comprehensive income (loss):

	Three Months Ended September 30, 2016
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, July 1, 2016	$855,034	$45,316	$(178,086)	$(82,677)	$639,587
Other comprehensive income (loss) before reclassifications	36,302	(5,074)	(11,839)	—	19,389
Amounts reclassified from AOCI	(5,503)	(1,182)	—	1,621	(5,064)
Net current period other comprehensive income (loss)	30,799	(6,256)	(11,839)	1,621	14,325
Balances, September 30, 2016	$885,833	$39,060	$(189,925)	$(81,056)	$653,912

	Three Months Ended September 30, 2015
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, July 1, 2015	$560,527	$30,653	$(79,296)	$(102,513)	$409,371
Other comprehensive income (loss) before reclassifications	(3,619)	9,623	(1,549)	(7)	4,448
Amounts reclassified from AOCI	(3,859)	(1,364)	—	2,021	(3,202)
Net current period other comprehensive income (loss)	(7,478)	8,259	(1,549)	2,014	1,246
Balances, September 30, 2015	$553,049	$38,912	$(80,845)	$(100,499)	$410,617

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2016
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2016	$339,520	$45,284	$(65,785)	$(85,581)	$233,438
Other comprehensive income (loss) before reclassifications	582,133	(2,150)	(124,140)	—	455,843
Amounts reclassified from AOCI	(35,820)	(4,074)	—	4,525	(35,369)
Net current period other comprehensive income (loss)	546,313	(6,224)	(124,140)	4,525	420,474
Balances, September 30, 2016	$885,833	$39,060	$(189,925)	$(81,056)	$653,912

	Nine Months Ended September 30, 2015
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2015	$784,183	$33,141	$(108,194)	$(106,112)	$603,018
Other comprehensive income (loss) before reclassifications	(207,043)	9,962	27,349	(222)	(169,954)
Amounts reclassified from AOCI	(24,091)	(4,191)	—	5,835	(22,447)
Net current period other comprehensive income (loss)	(231,134)	5,771	27,349	5,613	(192,401)
Balances, September 30, 2015	$553,049	$38,912	$(80,845)	$(100,499)	$410,617

The following tables present the composition of other comprehensive income (loss):

	Three Months Ended September 30, 2016
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$55,849	$(19,547)	$36,302
Unrealized holding gains (losses), net, arising on cash flow hedges	(7,805)	2,731	(5,074)
Reclassification adjustment for (gains) losses, net, realized in net income	(10,284)	3,599	(6,685)
Net unrealized gains (losses) related to investments	37,760	(13,217)	24,543
Future policy benefits, DAC and VOBA adjustments	(18,214)	6,375	(11,839)
Net unrealized gains (losses)	19,546	(6,842)	12,704
Employee benefit plan adjustment	2,494	(873)	1,621
Other comprehensive income (loss)	$22,040	$(7,715)	$14,325

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30, 2015
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$(5,568)	$1,949	$(3,619)
Unrealized holding gains (losses), net, arising on cash flow hedges	14,804	(5,181)	9,623
Reclassification adjustment for (gains) losses, net, realized in net income	(8,036)	2,813	(5,223)
Net unrealized gains (losses) related to investments	1,200	(419)	781
Future policy benefits, DAC and VOBA adjustments	(2,383)	834	(1,549)
Net unrealized gains (losses)	(1,183)	415	(768)
Employee benefit plan adjustment	3,098	(1,084)	2,014
Other comprehensive income (loss)	$1,915	$(669)	$1,246

	Nine Months Ended September 30, 2016
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$895,589	$(313,456)	$582,133
Unrealized holding gains (losses), net, arising on cash flow hedges	(3,307)	1,157	(2,150)
Reclassification adjustment for (gains) losses, net, realized in net income	(61,375)	21,481	(39,894)
Net unrealized gains (losses) related to investments	830,907	(290,818)	540,089
Future policy benefits, DAC and VOBA adjustments	(190,985)	66,845	(124,140)
Net unrealized gains (losses)	639,922	(223,973)	415,949
Employee benefit plan adjustment	6,962	(2,437)	4,525
Other comprehensive income (loss)	$646,884	$(226,410)	$420,474

	Nine Months Ended September 30, 2015
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$(318,529)	$111,486	$(207,043)
Unrealized holding gains (losses), net, arising on cash flow hedges	15,326	(5,364)	9,962
Reclassification adjustment for (gains) losses, net, realized in net income	(43,511)	15,229	(28,282)
Net unrealized gains (losses) related to investments	(346,714)	121,351	(225,363)
Future policy benefits, DAC and VOBA adjustments	42,075	(14,726)	27,349
Net unrealized gains (losses)	(304,639)	106,625	(198,014)
Employee benefit plan adjustment	8,635	(3,022)	5,613
Other comprehensive income (loss)	$(296,004)	$103,603	$(192,401)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables presents the reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended September 30,
	2016		2015
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the statement where net income is presented
Unrealized holding (gains) losses, net, arising on fixed maturities, available-for-sale	$(8,465)		$(5,937)		Other realized investment (gains) losses, net
	(8,465)		(5,937)		Total before tax
	(2,962)		(2,078)		Tax expense or benefit
	$(5,503)		$(3,859)		Net of tax

Unrealized holding (gains) losses, net, arising on cash flow hedges	$(2,911)		$(2,099)		Net investment income
	1,092		—		Interest Expense
	(1,819)		(2,099)		Total before tax
	(637)		(735)		Tax expense or benefit
	$(1,182)		$(1,364)		Net of tax

Amortization of employee benefit plan items
Prior service (benefits)	$(150)	(1)	$(159)	(1)
Actuarial (gains)	2,644	(1)	3,268	(1)
	2,494		3,109		Total before tax
	873		1,088		Tax expense or benefit
	$1,621		$2,021		Net of tax

Total reclassification	$(5,064)		$(3,202)		Net of tax

(1) These accumulated other comprehensive income components are included in the computation of net periodic (benefit) cost of employee benefit plans (see Note 10 for additional details).

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016		2015
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the statement where net income is presented
Unrealized holding (gains) losses, net, arising on fixed maturities, available-for-sale	$(55,107)		$(37,063)		Other realized investment (gains) losses, net
	(55,107)		(37,063)		Total before tax
	(19,287)		(12,972)		Tax expense or benefit
	$(35,820)		$(24,091)		Net of tax

Unrealized holding (gains) losses, net, arising on cash flow hedges	$(7,943)		$(6,448)		Net investment income
	1,675		—		Interest Expense
	(6,268)		(6,448)		Total before tax
	(2,194)		(2,257)		Tax expense or benefit
	$(4,074)		$(4,191)		Net of tax

Amortization of employee benefit plan items
Prior service costs (benefits)	$(452)	(1)	$(520)	(1)
Actuarial losses (gains)	7,414	(1)	9,497	(1)
	6,962		8,977		Total before tax
	2,437		3,142		Tax expense or benefit
	$4,525		$5,835		Net of tax

Total reclassification	$(35,369)		$(22,447)		Net of tax

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
(Dollars in Thousands)
(Unaudited)

10.  Employee Benefit Plans

Net periodic cost (benefit) of the Defined Benefit Pension, Post-Retirement Medical, and Supplemental Executive Retirement plans included in general insurance expenses in the accompanying condensed consolidated statements of income includes the following components:

	Three Months Ended September 30,
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Components of net periodic cost (benefit):
Service cost	$3,417	$1,521	$349	$254	$73	$70	$3,839	$1,845
Interest cost	6,384	5,996	184	167	444	531	7,012	6,694
Expected return on plan assets	(6,237)	(7,084)	—	—	—	—	(6,237)	(7,084)
Amortization of unrecognized prior service costs (benefits)	—	3	(275)	(395)	125	233	(150)	(159)
Amortization of losses (gains) from earlier periods	2,726	3,086	(67)	16	(15)	166	2,644	3,268
Net periodic cost (benefit)	$6,290	$3,522	$191	$42	$627	$1,000	$7,108	$4,564

	Nine Months Ended September 30,
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Components of net periodic cost (benefit):
Service cost	$6,087	$4,538	$935	$781	$219	$211	$7,241	$5,530
Interest cost	18,948	17,990	534	420	1,332	1,592	20,814	20,002
Expected return on plan assets	(18,793)	(21,258)	—	—	—	—	(18,793)	(21,258)
Amortization of unrecognized prior service costs (benefits)	—	10	(827)	(1,230)	375	700	(452)	(520)
Amortization of losses (gains) from earlier periods	7,695	9,298	(237)	(298)	(44)	497	7,414	9,497
Net periodic cost (benefit)	$13,937	$10,578	$405	$(327)	$1,882	$3,000	$16,224	$13,251

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

The Company expects to make payments of approximately $803 with respect to its Post-Retirement Medical Plan and $3,336 with respect to its Supplemental Executive Retirement Plan during the year ended December 31, 2016.  The Company expects to make contributions of zero to its Defined Benefit Pension Plan during the year ended December 31, 2016.  A December 31 measurement date is used for the employee benefit plans.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following table summarizes contributions to the Defined Benefit Pension Plan and payments made to the Post-Retirement Medical Plan and the Supplemental Executive Retirement Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Payments to the Post-Retirement Medical Plan	212	576	603	1,100
Payments to the Supplemental Executive Retirement Plan	834	830	2,502	3,995

11.  Income Taxes

The provision for income taxes is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Current (benefit) expense	$(1,399)	$29,568	$41,725	$67,705
Deferred expense	16,694	1,140	37,318	11,221
Total income tax provision	$15,295	$30,708	$79,043	$78,926

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate:

	Nine Months Ended September 30,
	2016	2015
Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(2.7)%	(2.8)%
Tax credits	(7.3)%	(0.3)%
State income taxes, net of federal benefit	2.5%	1.9%
Other, net	(0.4)%	(0.7)%
Effective income tax rate	27.1%	33.1%

The Company recorded a decrease of $5,824 and an increase of $1,008 in unrecognized tax benefits during the nine months ended September 30, 2016, and 2015, respectively. The Company does not anticipate material changes to its unrecognized tax benefits in the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years 2012 and prior.  Tax years 2013 through 2015 are open to federal examination by the Internal Revenue Service (“IRS”).  The Company does not expect significant increases or decreases to unrecognized tax benefits relating to federal, state, or local audits.

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

The accounting principles used to determine segment results are the same as those used in the consolidated financial statements.  Intersegment transactions and balances have been eliminated in consolidation.  The Company’s operations are not materially dependent on one or a few customers, brokers, or agents.

The following tables summarize segment financial information:

	Three Months Ended September 30, 2016
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$126,770	$605	$18,725	$146,100
Fee income	23,553	221,342	1,518	246,413
Other revenue	—	3,228	—	3,228
Net investment income	185,747	94,383	11,409	291,539
Realized investment gains (losses), net	11,026	21,565	783	33,374
Total revenues	347,096	341,123	32,435	720,654
Benefits and expenses:
Policyholder benefits	280,821	51,730	14,310	346,861
Operating expenses	35,948	263,327	19,206	318,481
Total benefits and expenses	316,769	315,057	33,516	665,342
Income (loss) before income taxes	30,327	26,066	(1,081)	55,312
Income tax expense (benefit)	10,102	5,442	(249)	15,295
Net income (loss)	$20,225	$20,624	$(832)	$40,017

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30, 2015
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$132,761	$477	$20,779	$154,017
Fee income	19,745	204,488	1,009	225,242
Other revenue	—	1,820	—	1,820
Net investment income	222,445	127,160	13,452	363,057
Realized investment gains (losses), net	8,304	14,247	—	22,551
Total revenues	383,255	348,192	35,240	766,687
Benefits and expenses:
Policyholder benefits	270,614	54,401	32,599	357,614
Operating expenses	49,407	242,841	18,544	310,792
Total benefits and expenses	320,021	297,242	51,143	668,406
Income (loss) before income taxes	63,234	50,950	(15,903)	98,281
Income tax expense (benefit)	21,539	14,884	(5,715)	30,708
Net income (loss)	$41,695	$36,066	$(10,188)	$67,573

	Nine Months Ended September 30, 2016
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$311,110	$1,311	$65,424	$377,845
Fee income	71,823	633,679	4,342	709,844
Other revenue	—	9,747	—	9,747
Net investment income	619,633	321,972	37,475	979,080
Realized investment gains (losses), net	37,602	68,278	777	106,657
Total revenues	1,040,168	1,034,987	108,018	2,183,173
Benefits and expenses:
Policyholder benefits	749,790	153,587	43,499	946,876
Operating expenses	127,181	761,827	55,807	944,815
Total benefits and expenses	876,971	915,414	99,306	1,891,691
Income (loss) before income taxes	163,197	119,573	8,712	291,482
Income tax expense (benefit)	55,183	20,579	3,281	79,043
Net income (loss)	$108,014	$98,994	$5,431	$212,439

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

13.  Commitments and Contingencies

Commitments

The Company has a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility expires on March 1, 2018.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth of $1,100,000, as defined in the credit facility agreement (compiled on the statutory accounting basis prescribed by the National Association of Insurance Commissioners), at anytime.  The Company was in compliance with all covenants at September 30, 2016, and December 31, 2015.  At September 30, 2016, and December 31, 2015, there were no outstanding amounts related to the credit facility.

GWSC and CLAC are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,166,730 and renews annually until it expires on July 3, 2027.  The second letter of credit is for $70,000 and renews annually until it expires on December 31, 2017.  At September 30, 2016, and December 31, 2015, there were no outstanding amounts related to the letters of credit.

In addition, the Company has other letters of credit with a total amount of $9,095, renewable annually for an indefinite period of time. At September 30, 2016, and December 31, 2015, there were no outstanding amounts related to those letters of credit.

The Company makes commitments to fund partnership interests, mortgage loans on real estate, and other investments in the normal course of its business.  The amounts of these unfunded commitments at September 30, 2016, and December 31, 2015, were $376,191 and $50,692, of which $82,831 and $8,692 were related to cost basis limited partnership interests, respectively, all of which is due within one year from the dates indicated.

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

The Company is defending lawsuits relating to the costs and features of certain of its retirement or fund products. These actions have not reached the trial stage. Management believes the claims are without merit and will defend these actions. Based on the information known, these actions will not have a material adverse effect on the consolidated financial position of the Company.

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

14.  Subsequent Events

The Company evaluated subsequent events through the date the condensed consolidated financial statements were issued. The Company concluded that no subsequent events have occurred that would require recognition or disclosure in the condensed consolidated financial statements.

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

Readers should also consider other matters, including any risks and uncertainties, discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission. The following discussion addresses the Company’s results of operations for the three and nine months ended September 30, 2016, compared with the same period in 2015.  This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

Recent Events

Empower Retirement continues to incur strategic and business development expenses as it focuses on enhancements, which will improve the client-facing experience as well as streamline the back-office processing over the next several years.  The Company originally anticipated investing approximately $150 million in total on this multi-year initiative and has invested $147 million by September 30, 2016.  The Company expects the remaining investment to complete integration activities to be approximately $5 million to $10 million.  In 2015, these costs decreased net earnings by $34 million and it is expected these costs will decrease net earnings by approximately $20 million to $25 million in 2016.  For the three and nine months ended September 30, 2016, these costs have decreased net earnings by $6 million and $19 million, respectively.

The Company has set an annual cost-savings target of $40 million to $50 million pre-tax.  Integration activities are expected to be completed by the second quarter of 2017 with the annual reduction of operating costs fully reflected upon the completion of the business transformation in the next two to three years.  These synergies are expected to be achieved through efficiencies from the conversion of business onto a single back-office platform, increased utilization of Great West Global Business Services India Private Limited (“Great West Global”), which launched in the third quarter of 2015, with 529 professionals based in India, as well as scale-driven cost improvements.  Ongoing operations will include amortization expense from system and infrastructure enhancements.  The Company expects that these enhancements will increase market share by driving future sales and improving the retention of participants and assets.  Empower Retirement participant accounts have grown to over 8 million at September 30, 2016 from 7.5 million at September 30, 2015.

On April 6, 2016, the U.S. Department of Labor issued a new rule redefining and expanding who is a fiduciary by reason of providing investment advice to a retirement plan or holder of an individual retirement account. Compliance with the rule will generally be required by April 10, 2017 (certain parts by January 1, 2018). The Company continues to analyze the rule against current business practices, primarily in its Empower Retirement and Individual Markets businesses. The rule may require changes to certain aspects of product and service delivery but management does not expect that it will prevent the Company from executing on its overall business strategy and growth objectives.

Current Market Conditions

The S&P 500 index at September 30, 2016 was up by 3% compared to June 30, 2016 and up by 6% compared to January 1, 2016. The S&P 500 index at September 30, 2015 was down by 7% compared to June 30, 2015 and was down by 7% compared to January 1, 2015.  The average of the S&P 500 index was up by 7% during the three months ended September 30, 2016, and was down by less than 1% during the nine months ended September 30, 2016, respectively, when compared to the same period in 2015.

	2016			2015
S&P 500 Index	Close	Average in Quarter	Average for Year to Date	Close	Average in Quarter	Average for Year to Date
September 30	2,168	2,161	2,063	1,920	2,027	2,064
June 30	2,099	2,074	2,013	2,063	2,102	2,083
March 31	2,060	1,952	1,952	2,068	2,064	2,064
January 1	2,044			2,059

Variable asset-based fees earned by the Company fluctuate with changes in participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses, which are primarily associated with changes in the U.S. equities market. Fee income increased for the three and nine months ended September 30, 2016, when compared to the same period in 2015. For the three months ended September 30, 2016, the variance was primarily due to higher asset-based fees, driven by growth in these assets, due to positive net cash flows and higher average equity market levels. For the nine months ended September 30, 2016, the variance was primarily due to higher asset-based fees, driven by growth in these assets, due to positive net cash flows.

Interest rates decreased during the first nine months of 2016 as compared to 2015 when interest rates were volatile. The 10-year U.S. Treasury rate at September 30, 2016, was up by 11 basis points as compared to June 30, 2016 and was down by 67 basis points as compared to January 1, 2016. The rate at September 30, 2015 was down by 29 basis points as compared to June 30, 2015 and was down by 11 basis points as compared to January 1, 2015. The average of the 10-year U.S. Treasury rate during the three months ended September 30, 2016, was down by 66 basis points when compared to 2015 and the rate during the nine months ended September 30, 2016 was down by 38 basis points when compared to 2015.

	2016			2015
10-Year Treasury Rate	Close	Average in Quarter	Average for Year to Date	Close	Average in Quarter	Average for Year to Date
September 30	1.60%	1.56%	1.74%	2.06%	2.22%	2.12%
June 30	1.49%	1.75%	1.89%	2.35%	2.16%	2.07%
March 31	1.78%	1.91%	1.91%	1.94%	1.97%	1.97%
January 1	2.27%			2.17%

The Company employs hedging strategies for the purpose of managing the interest rate, foreign currency exchange rate, and equity market risks impacting the Company’s business.  For those derivative instruments when hedge accounting is not elected, all gains or losses are recorded in the consolidated statement of income.  As a result, fluctuations in interest rates, foreign currencies, or equity markets may cause the Company to experience volatility in its earnings.  For the three months ended September 30, 2016, the Company recorded unfavorable changes in unrealized gains (losses), net, on forward settling to be announced (“TBA”) securities of $41 million as compared to 2015. For the nine months ended September 30, 2016, the Company recorded favorable changes of $18 million in unrealized gains (losses), net, primarily due to cross-currency swaps. Additionally, the realized gains (losses), net, on forward settling TBA securities had favorable changes of $11 million and $25 million for the three and nine months ended September 30, 2016, as compared to 2015.

Unrealized gains (losses) on fixed maturity investments fluctuate with changes in the prevailing interest rates.  When interest rates rise, market values of fixed maturity investments generally fall.  During the three months ended September 30, 2016, fixed maturity investments' unrealized investment gains (losses), net, recognized in net income, had an unfavorable change of $5 million, as compared to 2015. Conversely, when prevailing interest rates fall, market values of fixed maturity investments rise. For the nine months ended September 30, 2016 there was a favorable change of $6 million compared to 2015. The Company also recorded in other comprehensive income favorable changes in unrealized gains (losses), net, on fixed maturity investments, of $48 million and $846 million for the three and nine months ended September 30, 2016, respectively, compared to unfavorable changes of $10 million and $355 million for the three and nine months ended September 30, 2015, respectively. The realized gains (losses), net, on fixed maturity investments had a favorable change of $6 million and $31 million for the three and nine months ended September 30, 2016, respectively, as compared to 2015.

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

Three months ended September 30, 2016 compared with the three months ended September 30, 2015

The Company believes that the presentation of operating income enhances the understanding of the Company’s performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating income should not be viewed as a substitute for U.S. GAAP net income. The following is a summary of the contributions of each segment to net income and a reconciliation of net income to operating income:

	Three Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2016	2015	(decrease)	change
Net (loss) income
Individual Markets segment	$20	$42	$(22)	(52)%
Empower Retirement segment	21	36	(15)	(42)%
Other segment	(1)	(10)	9	(90)%
Total net (loss) income	40	68	(28)	(41)%
Adjustments to net (loss) income
Unrealized investment gains (losses), net	(9)	69	(78)	(113)%
Realized investment gains (losses), net	33	23	10	43%
Pro-rata tax (expense) benefit (1)	(8)	(32)	24	(75)%
Operating income (loss)	$24	$8	$16	200%
(1) Calculated utilizing estimated tax rate of 35%.

Unrealized investment gains (losses), net, had an unfavorable change of $78 million, or 113%, from a gain of $69 million in 2015 to a loss of $9 million in 2016. The change was due to a $41 million unfavorable change from forward settling TBA securities, a $32 million unfavorable change from derivatives, and a $5 million unfavorable change from bonds.

Realized investment gains (losses), net, had a favorable change of $10 million, or 43%, to $33 million during the three months ended September 30, 2016, when compared to the same period in 2015. The change was due to a $10 million favorable change from forward settling TBA securities and a $6 million favorable change from bonds, partially offset by a $6 million unfavorable change from derivatives.

Pro-rata tax expense decreased by $24 million, to an expense of $8 million in 2016, primarily resulting from the unfavorable change in total unrealized investment gains (losses), net.

Nine Months Ended September 30, 2016 compared with the nine months ended September 30, 2015

The following is a summary of the contributions of each segment to net income and a reconciliation of net income to operating income:

	Nine Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2016	2015	(decrease)	change
Net (loss) income
Individual Markets segment	$108	$98	$10	10%
Empower Retirement segment	99	76	23	30%
Other segment	5	(15)	20	(133)%
Total net (loss) income	212	159	53	33%
Adjustments to net (loss) income
Unrealized investment gains (losses), net	73	56	17	30%
Realized investment gains (losses), net	107	57	50	88%
Pro-rata tax (expense) benefit (1)	(63)	(39)	(24)	(62)%
Operating income (loss)	$95	$85	$10	12%

(1) Calculated utilizing estimated tax rate of 35%.

Unrealized investment gains (losses), net, had a favorable change of $17 million, or 30%, to a gain of $73 million during the nine months ended September 30, 2016, when compared to the same period in 2015. The change was driven by an $18 million favorable change in unrealized gains on derivatives and a $6 million favorable change in unrealized gains on bonds, offset by unrealized losses on forward settling TBA securities of $7 million.

Realized investment gains (losses), net, had a favorable change of $50 million, or 88%, to $107 million during the nine months ended September 30, 2016, when compared to the same period in 2015. The change was driven by a favorable change of $31 million from gains on bonds and a $25 million favorable change in gains on forward settling TBA security transactions, partially offset by unfavorable changes of $6 million in derivatives.

Pro-rata tax expense increased by $24 million, or 62%, to $63 million during the nine months ended September 30, 2016, when compared to the same period in 2015, resulting from the favorable change in unrealized and realized investment gains (losses), net.

Company Results of Operations

Three months ended September 30, 2016 compared with the three months ended September 30, 2015

The following is a summary of certain financial data of the Company:

	Three Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2016	2015	(decrease)	change
Premium income	$146	$154	$(8)	(5)%
Fee income	246	225	21	9%
Other revenue	3	2	1	50%
Net investment income	301	295	6	2%
Total revenues	696	676	20	3%
Policyholder benefits	347	358	(11)	(3)%
Operating expenses	318	311	7	2%
Total benefits and expenses	665	669	(4)	(1)%
Income (loss) before income taxes	31	7	24	343%
Income tax (benefit) expense	7	(1)	8	(800)%
Operating income (loss)	$24	$8	$16	200%

The Company’s consolidated operating income increased by $16 million, or 200%, to $24 million for the three months ended September 30, 2016, when compared to the same period in 2015. The increase was primarily due to higher fee income and lower policyholder benefits, partially offset by higher income tax expense and higher operating expenses.

Fee income increased by $21 million, or 9%, to $246 million for the three months ended September 30, 2016, when compared to the same period in 2015 primarily due to higher asset-based fees, driven by growth in these assets, due to positive net cash flows and higher average equity market levels.

Policyholder benefits decreased by $11 million, or 3%, to $347 million for the three months ended September 30, 2016, when compared to the same period in 2015 primarily driven by more lapses on term life insurance policies, partially offset by higher policyholder benefits in Individual Markets due to unfavorable mortality experience.

Operating expenses increased by $7 million, or 2%, to $318 million for the three months ended September 30, 2016, when compared to the same period in 2015 primarily due to higher salaries and benefits as a result of higher headcount due to business growth, partially offset by lower deferred acquisition costs (“DAC”) amortization.

Income tax expense increased by $8 million, from a benefit of $1 million in 2015 to an expense of $7 million in 2016 primarily due to higher operating income before tax.

Nine Months Ended September 30, 2016 compared with the nine months ended September 30, 2015

The following is a summary of certain financial data of the Company:

	Nine Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2016	2015	(decrease)	change
Premium income	$378	$374	$4	1%
Fee income	710	688	22	3%
Other revenue	10	5	5	100%
Net investment income	905	887	18	2%
Total revenues	2,003	1,954	49	3%
Policyholder benefits	947	958	(11)	(1)%
Operating expenses	945	871	74	8%
Total benefits and expenses	1,892	1,829	63	3%
Income (loss) before income taxes	111	125	(14)	(11)%
Income tax (benefit) expense	16	40	(24)	(60)%
Operating income (loss)	$95	$85	$10	12%

The Company’s consolidated operating income increased by $10 million, or 12%, to $95 million for the nine months ended September 30, 2016, when compared to the same period in 2015. The change was primarily due to lower income tax expense, higher fee income, higher net investment income, and lower policyholder benefits, partially offset by increased operating expenses.

Fee income increased by $22 million, or 3%, to $710 million for the nine months ended September 30, 2016, when compared to the same period in 2015, primarily due to higher asset-based fees, driven by growth in these assets, due to positive net cash flows.

Net investment income had a favorable change of $18 million, or 2%, to $905 million during the nine months ended September 30, 2016, when compared to the same period in 2015. This was primarily due to higher investment income on bonds, mortgages, and policy loans as a result of higher invested asset balances, partially offset by lower yields.

Policyholder benefits decreased by $11 million, or 1%, to $947 million for the three months ended September 30, 2016, when compared to the same period in 2015 primarily driven by more lapses on term life insurance policies, partially offset by higher policyholder benefits in Individual Markets due to unfavorable mortality experience.

Operating expenses increased by $74 million, or 8%, to $945 million for the nine months ended September 30, 2016, when compared to the same period in 2015 primarily due to higher salaries and benefits as a result of higher headcount due to business growth, partially offset by lower DAC amortization.

Income tax expense decreased by $24 million, or 60%, to $16 million for the nine months ended September 30, 2016, when compared to the same period in 2015 primarily due to a management election to claim foreign tax credits in addition to a decrease in operating income before tax.

Individual Markets Segment Results of Operations

Three months ended September 30, 2016 compared with the three months ended September 30, 2015

The following is a summary of certain financial data of the Individual Markets segment:

	Three Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2016	2015	(decrease)	change
Premium income	$127	$133	$(6)	(5)%
Fee income	24	20	4	20%
Net investment income	191	191	—	—%
Total revenues	342	344	(2)	(1)%
Policyholder benefits	281	271	10	4%
Operating expenses	36	49	(13)	(27)%
Total benefits and expenses	317	320	(3)	(1)%
Income (loss) before income taxes	25	24	1	4%
Income tax (benefit) expense	8	8	—	—%
Operating income (loss)	$17	$16	$1	6%

Operating income for the Individual Markets segment increased by $1 million, or 6%, to $17 million, during the three months ended September 30, 2016, when compared to the same period in 2015. The change was primarily due to lower operating expenses, partially offset by higher policyholder benefits.

Policyholder benefits increased by $10 million, or 4%, to $281 million for the three months ended September 30, 2016, when compared to the same period in 2015 primarily due to unfavorable mortality experience.

Operating expenses decreased by $13 million, or 27%, to $36 million for the three months ended September 30, 2016, when compared to the same period in 2015 primarily due to lower DAC amortization, partially offset by an increase in salaries and benefits as a result of increased headcount due to business growth.

Nine Months Ended September 30, 2016 compared with the nine months ended September 30, 2015

The following is a summary of certain financial data of the Individual Markets segment:

	Nine Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2016	2015	(decrease)	change
Premium income	$311	$309	$2	1%
Fee income	72	66	6	9%
Net investment income	569	566	3	1%
Total revenues	952	941	11	1%
Policyholder benefits	750	726	24	3%
Operating expenses	127	117	10	9%
Total benefits and expenses	877	843	34	4%
Income (loss) before income taxes	75	98	(23)	(23)%
Income tax (benefit) expense	24	33	(9)	(27)%
Operating income (loss)	$51	$65	$(14)	(22)%

Operating income for the Individual Markets segment decreased by $14 million, or 22%, to $51 million during the nine months ended September 30, 2016, when compared to the same period in 2015. The change was primarily due to higher policyholder benefits and operating expenses, partially offset by lower income tax expense, higher fee income and higher net investment income.

Fee income increased by $6 million, or 9%, to $72 million for the nine months ended September 30, 2016, when compared to the same period in 2015 primarily due to positive net cash flows.

Net investment income had a favorable change of $3 million, or 1%, to $569 million for the nine months ended September 30, 2016, when compared to the same period in 2015. This was due to higher investment income earned on bonds, mortgages, and policy loans as a result of higher invested asset balances, partially offset by lower yields.

Policyholder benefits increased by $24 million, or 3%, to $750 million for the nine months ended September 30, 2016, when compared to the same period in 2015 primarily due to unfavorable mortality experience.

Operating expenses increased by $10 million, or 9%, to $127 million for the nine months ended September 30, 2016, when compared to the same period in 2015 primarily due to higher salaries and benefits as a result of higher headcount due to business growth.

Income tax expense decreased by $9 million, or 27%, to $24 million during the nine months ended September 30, 2016, when compared to the same period in 2015 primarily due to lower operating income before tax.

Empower Retirement Segment Results of Operations

Three months ended September 30, 2016 compared with the three months ended September 30, 2015

The following is a summary of certain financial data of the Empower Retirement segment:

	Three Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2016	2015	(decrease)	change
Fee income	$221	$204	$17	8%
Other revenue	3	2	1	50%
Net investment income	99	91	8	9%
Total revenues	323	297	26	9%
Policyholder benefits	52	54	(2)	(4)%
Operating expenses	263	243	20	8%
Total benefits and expenses	315	297	18	6%
Income (loss) before income taxes	8	—	8	100%
Income tax (benefit) expense	(1)	(3)	2	(67)%
Operating income (loss)	$9	$3	$6	200%

Operating income for the Empower Retirement segment increased by $6 million, or 200%, to $9 million for the three months ended September 30, 2016, when compared to the same period in 2015. The change was primarily due to higher fee income and net investment income, partially offset by higher operating expenses.

Fee income increased by $17 million, or 8%, to $221 million for the three months ended September 30, 2016, when compared to the same period in 2015, primarily due to higher asset-based fees, driven by growth in these assets, due to positive net cash flows and higher average equity market levels.

Net investment income had a favorable change of $8 million, or 9%, to $99 million for the three months ended September 30, 2016, when compared to the same period in 2015. The primary driver of the change was higher investment income on bonds and mortgages as a result of higher invested asset balances, partially offset by lower yields.

Operating expenses increased by $20 million, or 8%, to $263 million for the three months ended September 30, 2016, when compared to the same period in 2015. The increase was primarily due to an increase in salaries and benefits as a result of increased headcount due to business growth, partially offset by lower DAC amortization.

Nine Months Ended September 30, 2016 compared with the nine months ended September 30, 2015

The following is a summary of certain financial data of the Empower Retirement segment:

	Nine Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2016	2015	(decrease)	change
Premium income	$1	$—	$1	100%
Fee income	634	619	15	2%
Other revenue	10	5	5	100%
Net investment income	299	281	18	6%
Total revenues	944	905	39	4%
Policyholder benefits	154	151	3	2%
Operating expenses	762	704	58	8%
Total benefits and expenses	916	855	61	7%
Income (loss) before income taxes	28	50	(22)	(44)%
Income tax (benefit) expense	(11)	15	(26)	(173)%
Operating income (loss)	$39	$35	$4	11%

Operating income for the Empower Retirement segment increased by $4 million, or 11%, to $39 million for the nine months ended September 30, 2016, when compared to the same period in 2015. The change was primarily due to lower income tax expense, higher net investment income, and higher fee income, partially offset by higher operating expenses.

Fee income increased by $15 million, or 2%, to $634 million for the nine months ended September 30, 2016, when compared to the same period in 2015, primarily due to higher asset-based fees, driven by growth in these assets, due to positive net cash flows.

Net investment income had a favorable change of $18 million, or 6%, to $299 million for the nine months ended September 30, 2016, when compared to the same period in 2015. The primary driver of the change was higher investment income on bonds and mortgages as a result of higher invested asset balances, partially offset by lower yields.

Operating expenses increased by $58 million, or 8%, to $762 million for the nine months ended September 30, 2016, when compared to the same period in 2015. The change was primarily due to higher salaries and benefits as a result of higher headcount due to business growth, partially offset by lower DAC amortization.

Income tax changed by $26 million, from an expense of $15 million to a benefit of $11 million during the nine months ended September 30, 2016, when compared to the same period in 2015. The change was primarily due to a management election to claim foreign tax credits in addition to lower operating income before tax.

Other Segment Results of Operations

Three months ended September 30, 2016 compared with the three months ended September 30, 2015

The following is a summary of certain financial data of the Company’s Other segment:

	Three Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2016	2015	(decrease)	change
Premium income	$19	$21	$(2)	(10)%
Fee income	1	1	—	—%
Net investment income	11	13	(2)	(15)%
Total revenues	31	35	(4)	(11)%
Policyholder benefits	14	33	(19)	(58)%
Operating expenses	19	19	—	—%
Total benefits and expenses	33	52	(19)	(37)%
Income (loss) before income taxes	(2)	(17)	15	(88)%
Income tax (benefit) expense	—	(6)	6	(100)%
Operating income (loss)	$(2)	$(11)	$9	(82)%

Operating loss for the Company’s Other segment decreased by $9 million, or 82%, to a loss of $2 million for the three months ended September 30, 2016 compared to a loss of $11 million in 2015. The decrease in operating loss is primarily due to lower policyholder benefits, partially offset by higher income tax expense.

Policyholder benefits decreased by $19 million, or 58%, to $14 million for the three months ended September 30, 2016 primarily due to more lapses on term life insurance policies compared to the prior year.

Income tax benefit decreased by $6 million, or 100%, to no expense for the three months ended September 30, 2016 primarily due to lower operating loss before tax.

Nine Months Ended September 30, 2016 compared with the nine months ended September 30, 2015

The following is a summary of certain financial data of the Company’s Other segment:

	Nine Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2016	2015	(decrease)	change
Premium income	$66	$65	$1	2%
Fee income	4	3	1	33%
Net investment income	37	40	(3)	(8)%
Total revenues	107	108	(1)	(1)%
Policyholder benefits	43	81	(38)	(47)%
Operating expenses	56	50	6	12%
Total benefits and expenses	99	131	(32)	(24)%
Income (loss) before income taxes	8	(23)	31	(135)%
Income tax (benefit) expense	3	(8)	11	(138)%
Operating income (loss)	$5	$(15)	$20	(133)%

Operating income for the Company’s Other segment increased by $20 million, or 133%, to $5 million for the nine months ended September 30, 2016, when compared to a loss of $15 million in the same period in 2015. The change in operating income is primarily due to lower policyholder benefits, partially offset by higher income tax expense and higher operating expenses.

Policyholder benefits decreased by $38 million, or 47%, to $43 million for the nine months ended September 30, 2016 primarily driven by more lapses on term life insurance policies compared to the prior year.

Operating expenses increased by $6 million, or 12%, to $56 million for the nine months ended September 30, 2016, when compared to the same period in 2015 primarily due to a legal settlement.

Income tax expense increased by $11 million, or 138%, to an expense of $3 million for the nine months ended September 30, 2016 compared to a benefit of $8 million in 2015 primarily due to higher operating income before income taxes.

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

The following table presents the percentage distribution of the carrying values of the Company’s general account investment portfolio:

(In millions)	September 30, 2016		December 31, 2015
Fixed maturities, available-for-sale	$20,826	66.7%	$20,532	71.3%
Fixed maturities, held-for-trading	399	1.3%	616	2.1%
Mortgage loans on real estate	3,568	11.4%	3,248	11.3%
Policy loans	4,056	13.0%	4,093	14.2%
Short-term investments	2,315	7.4%	266	0.9%
Limited partnership and other corporation interests	36	0.1%	41	0.1%
Other investments	15	0.1%	15	0.1%
Total investments	$31,215	100.0%	$28,811	100.0%

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

The percentage distribution of the estimated fair value of the Company’s fixed maturity portfolio by the Company’s internal credit rating is summarized as follows:

Credit Rating	September 30, 2016	December 31, 2015
AAA	19.5%	27.8%
AA	15.8%	14.8%
A	33.2%	29.5%
BBB	30.3%	26.9%
BB and below (Non-investment grade)	1.2%	1.0%
Total	100.0%	100.0%

The September 30, 2016, AAA rating percentage decreased as compared to December 31, 2015, as the Company sold AAA-rated government agency MBS pools to enter into forward settling TBA contracts which are treated as derivatives.

The percentage distribution of the estimated fair value of the corporate sector fixed maturity portfolio, calculated as a percentage of fixed maturities, is summarized as follows:

Sector	September 30, 2016	December 31, 2015
Utility	19.7%	17.6%
Finance	11.7%	10.2%
Consumer	10.7%	9.3%
Natural resources	7.0%	6.5%
Transportation	3.9%	3.2%
Other	15.2%	13.0%

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are comprised primarily of domestic commercial collateralized real estate loans.  The mortgage loan portfolio is diversified with regard to geographical markets and commercial real estate property types within the United States.  The Company originates, directly or through correspondents, real estate mortgages with the intent to hold to maturity.  The Company’s portfolio includes loans which are fully amortizing, amortizing with a balloon balance at maturity, interest only to maturity, and interest only for a number of years followed by an amortizing period.

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $432 million and $301 million as of September 30, 2016, and December 31, 2015, respectively.  The September 30, 2016, and December 31, 2015, short-term investments included above exclude any amounts held to settle TBA forward contracts.  In addition, 99% of the fixed maturity portfolio carried an investment grade rating at September 30, 2016, and December 31, 2015, which provides significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity.  Additionally, the Company anticipates that cash on hand and expected net cash generated by operating activities will exceed the forecasted needs of the business over the next 12 months.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $100 million and $93 million of commercial paper outstanding as of September 30, 2016, and December 31, 2015, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a revolving credit facility agreement with U.S. Bank, which expires on March 1, 2018, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility as of or during the nine months ended September 30, 2016.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

Off-Balance Sheet Arrangements

The Company makes commitments to fund partnership interests, mortgage loans on real estate, and other investments in the normal course of its business.  The amounts of these unfunded commitments at September 30, 2016, and December 31, 2015, were $376 million and $51 million, respectively.  The precise timing of the fulfillment of the commitment cannot be predicted; however, these amounts are due within one year of the dates indicated.  There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company participates in a short-term reverse repurchase program for the purpose of enhancing the total return on its investment portfolio.  This type of transaction involves the purchase of securities with a simultaneous agreement to sell similar securities at a future date at an agreed-upon price.  In exchange, the financial institutions put non-cash collateral on deposit with a third-party custodian on behalf of the Company.  The amount of securities purchased in connection with these transactions was $300 million and zero at September 30, 2016, and December 31, 2015, respectively.  Non-cash collateral on deposit with the third-party custodian on the Company’s behalf was $306 million and zero at September 30, 2016, and December 31, 2015, respectively, which cannot be sold or re-pledged and which has not been recorded on the condensed consolidated balance sheets. Collateral related to the reverse repurchase agreements generally consists of U.S. government or U.S. government agency securities.

The Company participates in a securities lending program in which the Company lends securities that are held as part of its general account investment portfolio to third parties for the purpose of enhancing the total return on its investment portfolio.  The Company generally requires initial collateral in an amount greater than or equal to 102% of the fair value of domestic securities loaned and 105% of foreign securities loaned.  The Company received securities with a fair value of $66 million as collateral at September 30, 2016, which have not been recorded on the condensed consolidated balance sheets as the Company does not have effective control. There were no securities on loan and therefore no securities were received as collateral at December 31, 2015.

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

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer and its Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”).  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the President and Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

As disclosed in Item 9A, “Controls and Procedures,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, management concluded that the Company maintained effective internal control over financial reporting. There has been no significant change in the control environment for the three and nine months ended September 30, 2016. Management is committed to continuing to improve its internal control processes and will continue to review its financial reporting controls and procedures.

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

The Company is defending lawsuits relating to the costs and features of certain of its retirement or fund products. These actions have not reached the trial stage. Management believes the claims are without merit and will defend these actions. Based on the information known, these actions will not have a material adverse effect on the consolidated financial position of the Company.

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

Great-West Life & Annuity Insurance Company

By:	/s/	Kara Roe	Date:	November 10, 2016
Kara Roe
Vice President, Controller, and Principal Accounting Officer