Form 10-K
period 2016-12-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2017-03-01
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act. Yes ☐  No ☒

As of June 30, 2016, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was $0.

As of February 1, 2017, 7,292,708 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

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

1.1  Organization and Corporate Structure

The Company is a direct wholly-owned subsidiary of GWL&A Financial Inc. (“GWL&A Financial”), a Delaware holding company. GWL&A Financial is a direct wholly-owned subsidiary of Great-West Lifeco U.S. LLC. (“Lifeco U.S.”) and an indirect wholly-owned subsidiary of Great-West Lifeco Inc. (“Lifeco”), a Canadian holding company.  Lifeco operates in the United States primarily through the Company and through Putnam Investments, LLC (“Putnam”), and in Canada and Europe through The Great-West Life Assurance Company (“Great-West Life”) and its subsidiaries, London Life Insurance Company (“London Life”), The Canada Life Assurance Company (“CLAC”), and Irish Life Group Limited.  Lifeco is a subsidiary of Power Financial Corporation (“Power Financial”), a Canadian holding company with substantial interests in the financial services industry.  Power Corporation of Canada (“Power Corporation”), a Canadian holding and management company, has voting control of Power Financial. The Desmarais Family Residuary Trust, through a group of private holding companies that it controls, has voting control of Power Corporation.

The shares of Lifeco, Power Financial, and Power Corporation are traded publicly in Canada on the Toronto Stock Exchange.

1.2         Business of the Company

The Company offers life insurance and retirement and investment products to individuals, businesses, and other private and public organizations throughout the United States, Puerto Rico, Guam, and the United States Virgin Islands. The Chief Operating Decision Maker (“CODM”) of the Company is also the Chief Executive Officer (“CEO”) of the Company and Lifeco U.S. The CODM reviews the financial information for the purposes of assessing performance and allocating resources based upon the results of Lifeco U.S. and other U.S. affiliates prepared in accordance with International Financial Reporting Standards. The CODM, in his capacity as CEO of the Company, reviews the Company’s financial information only in connection with the quarterly and annual reports that are filed with the Securities and Exchange Commission (“SEC”). Consequently, the Company does not provide its discrete financial information to the CODM to be regularly reviewed to make decisions about resources to be allocated or to assess performance. For purposes of SEC reporting requirements, the Company has chosen to present its financial information in three segments, notwithstanding the above. The three segments are: Individual Markets, Empower Retirement, and Other.

Through its Individual Markets segment, the Company offers various forms of life insurance, annuity, and retirement products.  Through its Empower Retirement segment, the Company provides various retirement plan products and investment options as well as comprehensive administrative and recordkeeping services for financial institutions and employers which include educational, advisory, enrollment, and communication services for employer-sponsored defined contribution plans and associated defined benefit plans.

No customer accounted for 10% or more of the Company’s consolidated revenues during the years 2016, 2015, or 2014.  In addition, no segment of the Company’s business is dependent upon a single customer or a few customers, the loss of which would have a significant effect on it or its business segments’ operations.  The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the Company or its business segments.

Under the Empower Retirement brand, effective January 1, 2015, the retirement services businesses of the Company, the acquired J.P. Morgan Retirement Plan Services (“RPS”) and Putnam merged, creating the second largest recordkeeping provider in the U.S. The number of participant accounts has grown from 7.5 million at December 31, 2015, to over 8.0 million at December 31, 2016.

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

Term life - Term life insurance products provide coverage for a stated period and generally do not include the accumulation of cash values.  Term life insurance products pay a guaranteed death benefit only if the insured dies within the coverage period. The Company’s term life insurance earnings come from the difference between cumulative premiums collected and actual death claims.

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

Retention is an important factor in profitability and is encouraged through product features. For example, the Company’s life insurance and annuity contracts may impose a surrender charge on policyholder balances withdrawn within the first 10 years of the contract’s inception.  The period of time and level of the surrender charge vary by product.

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

Another principal market for the Individual Markets segment is the financial institutions market, which is a partnership between the Company and retail financial institutions to distribute individual life and annuity products. Through its institutional partners, the Company has in excess of 99,000 advisors who sell its products.  During 2016 and 2015, the Company focused on the needs of the retiree marketplace by providing wealth transfer solutions to its bank partner’s customers via an SPUL product and meeting the retirement income needs via its variable annuity products including guaranteed benefits. Additionally, the Company continues its efforts to partner with large financial institutions to provide individual term life insurance.

Empower Retirement Segment Principal Products

Through its Empower Retirement segment, the Company provides various retirement plan products (including individual retirement accounts (“IRAs”)) and investment options, as well as comprehensive administrative and recordkeeping services for financial institutions and employers, which include educational, advisory, enrollment, and communication services for employer-sponsored defined contribution plans and associated defined benefit plans.  Defined contribution plans provide for benefits based upon the value of contributions to, and investment returns on, an individual’s account.  This has been a rapidly growing portion of the retirement marketplace in recent years.

The retirement plan products and investment options offered by the Company include mutual funds and collective trusts, guaranteed interest rate investment products, and variable annuity products designed to meet the specific needs of the customer.  In addition, the Company offers both customized annuity and non-annuity products.

IRAs — The Company offers an IRA product as a distribution option for employees terminated from employer-sponsored defined contribution plans.  The Company earns asset-based fees and per account fees for providing administrative and recordkeeping services for IRA accounts. For those IRAs invested in external mutual funds, the Company is reimbursed by the external mutual funds for marketing, sales, and service costs under various revenue sharing agreements.  For those IRAs invested in proprietary mutual funds, the Company earns an asset-based management fee.

Mutual funds and collective trusts - The Company earns administration fees under various revenue sharing agreements from external mutual funds and collective trusts for marketing, sales, and service costs incurred while providing services to individuals and institutional clients on behalf of the funds.  On proprietary mutual funds, the Company earns an asset-based management fee. On proprietary collective trusts, the Company, through its wholly-owned subsidiary Great-West Trust Company, LLC (“Great-West Trust Company”), earns an asset-based management fee.

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

Administrative and recordkeeping services - The Company receives asset-based and/or participant-based fees for providing third-party administrative and recordkeeping services to financial institutions and employer-sponsored retirement plans.

The Company’s marketing focus is directed toward providing investment management, advisory services, and recordkeeping services under Internal Revenue Code Sections 401(a), 401(k), 403(b), 408, and 457 to private corporations, state and local governments, hospitals, non-profit organizations, and public school districts.  Through the Company’s wholly-owned, registered subsidiaries, Great-West Capital Management, LLC, and Advised Assets Group, LLC (“Advised Assets Group”), the Company provides investment management and advisory services.  Through the Company’s wholly-owned subsidiary FASCore, LLC, the Company targets and partners with other large financial institutions to provide third-party recordkeeping and administration services.

Future Policy Benefit Liabilities and Life Insurance In-Force

The amount of fixed annuity products in-force is measured by future policy benefits.  The following table shows group and individual annuity policy benefits supported by the Company’s general account as well as the annuity balances in Empower Retirement and Individual Markets separate accounts for the years indicated:

	(In millions)
Year Ended December 31,	General Account Annuity Benefits Liabilities	Empower Retirement Annuity Separate Accounts	Individual Markets Annuity Separate Accounts
2016	$13,415	$19,516	$2,027
2015	12,309	19,600	1,744
2014	11,859	20,471	1,660
2013	11,648	20,310	1,502
2012	11,110	18,242	1,382
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

The following table summarizes Individual Markets life insurance future policy benefits liabilities, Individual Markets life insurance separate account balances, and Individual Markets life insurance in-force prior to reinsurance ceded for the years indicated:

	(In millions)
Year Ended December 31,	Individual Markets Life Insurance Future Policy Benefits Liabilities	Individual Markets Life Insurance Separate Accounts	Individual Markets Life Insurance In-force
2016	$15,070	$5,494	$101,185
2015	14,382	5,287	100,398
2014	13,649	5,588	99,768
2013	12,520	4,819	98,489
2012	11,951	4,981	98,574

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

The following table shows future policy benefits liabilities and life insurance in-force in the Other segment for the years indicated:

	December 31,
(In millions)	2016	2015	2014	2013	2012
Future policy benefits liabilities	$387	$419	$410	$391	$369
Life insurance in-force	51,408	53,604	56,249	59,902	63,918

Future policy benefits liabilities for the policies in the Other segment are calculated as the present value of future benefits and expenses less the present value of future net premiums.  The assumptions used in calculating the future policy benefits liabilities generally vary by plan, year of issue, and policy duration. Future policy benefits liabilities are also established for claims that have been incurred but not reported based on factors derived from past experience.

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

The Empower Retirement segment distributes products to plan sponsors through a subsidiary, GWFS Equities, Inc. (“GWFS Equities”), as well as through brokers, consultants, advisors, third-party administrators, and banks.  It markets IRAs as a distribution option for employees terminated from employer-sponsored defined contribution plans through its Retirement Solutions Group, which includes a retail sales force. Recordkeeping and administrative services are distributed through institutional clients.

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

Individual Markets Outlook

Through its Individual Markets line of business, the Company focuses on providing value and innovative products to the partners, brokers and clients they serve to help them live well longer. The Company was the #2 distributor of life insurance through banks in 2016 and 2015. The Company's strategy focuses on protecting customers’ wealth and income in retirement with a comprehensive suite of asset growth, income protection and wealth transfer products.

To distribute retail retirement income products, the Company has established strategic partnerships with banks and independent broker dealers. Since June 2016, the Company has added 45 new broker dealers to its annuity platform, bringing the total number of advisors within the primary distribution channel for retirement income products, to more than 45,000. The new products launched in 2016 are expected to increase sales in 2017. The Company expects the innovative distribution and product strategies for longevity will increase its share in the retirement income marketplace.

In the executive benefits market, The Company provides unique solutions to address the complex needs of organizations for funding employee benefits and retaining key executives. The Company partners with a network of specialized benefit consultants and brokers to create customized solutions based on clients’ needs. The longstanding broker relationships and new partnerships that generated higher regional bank sales and record corporate bank sales in 2016 are expected to drive future sales growth.

Empower Retirement Outlook

As the second largest recordkeeping provider in the U.S., Empower Retirement is positioned for significant growth opportunities with expertise and diversification across all plan types, company sizes and market segments. The Company continually examines opportunities to structure products and develop strategies to stimulate growth in assets under management.

In 2017, Empower Retirement's strategies to drive sales growth will continue to include active marketing of the brand, investing in product differentiation and offering a best-in-class service model. In 2016, service enhancements were made to this model including standardizing and improving client-facing tools, optimizing advisor relationship management and client alignment as well as adopting best practices for participant communications. In 2017, investments will continue to be made to improve the customer web experiences, including adding innovative capabilities and ease of service products. These efforts in 2016 and 2017 are expected to increase customer retention and ultimately increase participant retirement savings.

In 2017, the Company will continue to pursue operational efficiencies. The conversion of the recordkeeping business to a single back-office platform continues and is expected to be completed in the first half of 2017. Upon completion of the conversion, Empower Retirement will provide a single recordkeeping platform. This platform includes a unique, interactive web-based experience which was launched in 2015 to help participants understand their retirement income needs. Additionally, the continued migration of selected systems and non-client facing operations to Great West Global Business Services India Private Limited (“Great West Global”), an indirect wholly-owned subsidiary of Lifeco U.S. in India, are significant initiatives to lower unit costs.

1.3       Investment Operations

The Company’s investment division manages and administers the investments of its general and separate accounts in support of the cash and liquidity requirements of its insurance and investment products.

The Company’s principal general account investments are in fixed maturities and mortgage loans on real estate, all of which are exposed to three primary sources of investment risk: credit, interest rate, and market valuation.  Total investments at December 31, 2016, of $58 billion were comprised of general account investment assets of $31 billion and separate account assets of $27 billion.  Total investments at December 31, 2015, of $56 billion were comprised of general account investment assets of $29 billion and separate account assets of $27 billion.

The Company’s general account investments are in a broad range of asset classes, but consist primarily of domestic fixed maturities.  Fixed maturity investments include public and privately placed corporate bonds, government bonds, and mortgage-backed and asset-backed securities.  The Company’s mortgage loans on real estate are comprised primarily of domestic commercial collateralized real estate loans diversified with regard to geographical markets and commercial real estate property types.

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

The Company reduces credit risk for the portfolio as a whole by investing primarily in investment grade fixed maturities.  At December 31, 2016, and 2015, 99% of the Company’s fixed maturity portfolio carried an investment grade rating.

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

State insurance regulators, the NAIC, and other regulatory agencies are also investigating the use of affiliated captive reinsurers or off-shore entities to reinsure insurance risks. In October 2011, the NAIC established a subgroup to study insurers’ use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations, and to establish appropriate regulatory requirements to address concerns identified in the study. This subgroup, which has been disbanded, prepared a white paper offering seven recommendations for consideration and a possible study. These recommendations addressed accounting considerations, confidentiality, access to alternative markets, International Association of Insurance Supervisors principles, standards and guidance; enhancements to credit for reinsurance models; disclosure and transparency, and Financial Analysis Handbook guidance. Two task forces have been assigned to determine how to implement many of these recommendations. Additionally, in June 2013, the NYDFS released a report critical of certain captive reinsurance structures and calling, in part, for other state regulators to adopt a moratorium on approving such structures pending further review by state and federal regulators. Also, in December 2013, the United States Treasury Department’s Federal Insurance Office (“FIO”) issued a report on how to modernize and improve the system of insurance regulation in the United States, recommending, in part, that states develop a uniform and transparent solvency oversight regime for the transfer of risk to reinsurance captives and adopt a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute legitimate risk transfer.

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

•Statutory Insurance Examinations - As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states.  During the three-year period ended December 31, 2016, these examinations produced no significant adverse findings regarding the operations or accounts of the Company and its insurance subsidiaries.

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

•Registered Investment Advisor Regulation - Two of the Company’s subsidiaries, Great-West Capital Management and Advised Assets Group are registered as investment advisors with the SEC and are subject to examination by the SEC.  The Investment Advisers Act of 1940, as amended, and the related regulations impose various obligations and restrictions on registered investment advisors including fiduciary duties, recordkeeping requirements, operational requirements, and marketing requirements.

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

1.6 Employees

The Company had approximately 5,800 and 5,400 employees at December 31, 2016, and 2015, respectively.

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

During periods of sustained low interest rates, life insurance and annuity products may be affected by increased premium payments on products with flexible premium features and a higher percentage of insurance policies remaining in-force from year to year on products with minimum guarantees.  During such a period, investment earnings may be lower because the interest earnings on new fixed income investments will likely have declined with the market interest rates. Also there may be increased early repayment on investments held such as mortgage-backed securities, asset-backed securities, and callable bonds. Although the Company invests in a broad range of asset classes, it is primarily invested in domestic fixed income securities.  Accordingly, during periods of sustained low interest rates, an adverse effect on the results of operations and financial condition may result from a decrease in the spread between the earned rate on the Company’s assets and either the interest rates credited to policyholders or the rates assumed in reserve calculations.  Several products have current credited interest rates that are at or approaching their minimum guaranteed credited rate, which could have an adverse effect on the results of operations and financial condition due to spread compression.

The Company has hedging and other risk mitigating strategies to reduce the risk of a volatile interest rate environment. However, there can be no assurance that it would be fully insulated from realizing any losses on sales of securities.  In addition, regardless of whether the Company realized an investment loss, potential withdrawals would produce a decrease in invested assets, with a corresponding adverse effect on the results of operations and financial condition.

Market fluctuations and general economic conditions may adversely affect results of operations and financial condition.

The risk of fluctuations in market value of all of the separate account assets, proprietary mutual funds, proprietary collective trusts, and external mutual funds is borne by the policyholders.  The Company’s fee income for administering and/or managing these assets, however, is generally set as a percentage of those assets.  Accordingly, fluctuations in the market value of these assets may result in fluctuations in revenue. On certain products, the Company offers guarantees to policyholders to protect them against the risk of adverse market performance, including guaranteed minimum death benefits and guaranteed lifetime withdrawal benefits. When equity markets decline, the Company is at a greater risk of having to pay guaranteed benefits that exceed available policyholder account balances, and will therefore have to increase its reserves for these benefits, resulting in a financial loss. While the Company does have hedging programs in place to reduce the market risk associated with these guarantees, no assurance can be provided that these programs will generate the returns that will be needed to meet policyholder obligations relating to these guarantees.

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

The occurrence of a major economic downturn, acts of corporate malfeasance, or other events that adversely affect the issuers of the Company’s investment securities could cause the value of these securities and net income to decline and the default rate of the fixed maturity securities to increase.  A ratings downgrade affecting particular issuers or securities could have a similar effect.  Any event reducing the value of these securities other than on a temporary basis could have an adverse effect on the results of operations and financial condition. Ratings downgrades on general account assets may also result in a higher capital charge under RBC, resulting in lower RBC ratio.

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

•	Changes in applicable regulations that could restrict the ability of some companies to purchase certain executive benefits products;

•	Changes in the availability of, or rules concerning the establishment, operation, and taxation of, Section 401, 403(b), 408, and 457 plans; and

•	Repeal of the federal estate tax or changes in the tax treatment of life insurance death benefits.

The Company cannot predict whether any other legislation will be enacted, what the specific terms of any such legislation will be, or how, if at all, this legislation or any other legislation could have an adverse effect on its results of operations or financial condition.

Congress, as well as state and local governments, also considers from time to time legislation that could change the Company’s tax costs and increase or decrease its ability to use existing tax credits.  If such legislation is adopted, the results of operations could be impacted. Changes to the Company’s tax costs would include changes to tax rates, which could affect the consolidated financial statements in several ways. For example, a decrease in the federal income tax rate could affect the consolidated financial statements as follows:

•	A lower effective tax rate, which would have a favorable impact on net income over the period that the lower rate remains in effect.

•	A reduction in certain deferred tax liabilities, which would have an immediate favorable impact on net income in the period during which the lower rate came into effect.

•	A reduction in certain deferred tax assets, which would have an immediate unfavorable impact on net income in the period during which the lower tax rate came into effect.

•	A reduction in tax rates and/or changes to the alternative minimum tax rules could affect the timing of recognizing tax benefits.

The Company may be subject to litigation resulting in substantial awards or settlements and this may adversely affect its reputation and results of operations.

In recent years, life and accident insurance and financial service companies have been named as defendants in lawsuits, including class actions.  A number of these lawsuits have resulted in substantial awards and settlements.  There can be no assurance that any future litigation relating to matters such as the provision of insurance coverage or pricing and sales practices will not have a material adverse affect on the Company’s results of operations or financial position.

The Company’s risk management policies and procedures may leave it exposed to unidentified or unanticipated risk, which could adversely affect its business, results of operations, and financial condition.

Management of operational, legal, regulatory, and financial risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events. Management has devoted significant resources to develop the Company’s risk management and disaster recovery policies and procedures.  However, policies and procedures may not be fully effective and may leave the Company exposed to unidentified and unanticipated risks.  The Company may be subject to disruptions of its operating systems or its ability to conduct business from events that are wholly or partially beyond its control such as a natural catastrophe, act of terrorism, pandemic, or electrical/telecommunications outage.

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

The Company has engaged in acquisitions of businesses in the past and may continue to do so in the future.  Such activity exposes the Company to a number of risks.  For example, there could be unforeseen liabilities or asset impairments, including goodwill impairments that arise in connection with the businesses that will be acquired in the future.

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

Counterparties with whom the Company transfers risk may be unable or unwilling to do business with the Company.

The Company mitigates market risks through the use of derivatives that are purchased from banks. Should some or all of these banks be unwilling or unable to continue to offer derivatives to the Company, the cost of purchasing these financial instruments may increase and/or the Company may not be able to continue to transfer certain risks, thereby increasing its exposure to a financial loss.

The Company may not be able to secure financing to meet the liquidity or capital needs of the Company.

While the Company monitors its liquidity and capital on a regular basis, it may need to seek external financing if available internal levels of liquidity or capital are insufficient. Liquidity demands include but are not limited to the payment of policyholder benefits, collateral posting as required under our agreements with counterparties, the payment of operating expenses, and the servicing of debt. Capital demands could result from the growth of new business, a change in investment strategy, an investment in systems or other infrastructure, or a deterioration of the Company’s capital arising from financial losses. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit in financial markets, the overall availability of credit to the financial services industry, the volume of trading activities in financial markets, the Company’s credit ratings and credit capacity, and the perception of customers or lenders of the Company’s long or short term financial strength. If the Company is unable to secure external financing to meet a liquidity or capital shortfall it may be required to curtail its operations, sell assets or reinsure liabilities, make changes to the investment strategy, or discontinue the use of certain derivatives, which could have a detrimental impact on the financial strength of the Company.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

The Company’s corporate office facility is comprised of an 886,000 square foot complex located in Greenwood Village, Colorado.  The Company owns its corporate office facilities which are occupied by all of the Company’s segments.   At December 31, 2016, the Company leased approximately 188,000 square feet of the complex to CIGNA for a lease period expiring on March 31, 2019.  The Company also leases approximately 541,000 square feet of sales and administrative offices throughout the United States. Management believes that the Company’s properties are suitable and adequate for its current and anticipated business operations.

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

The Company is defending lawsuits relating to the costs and features of certain retirement or fund products. These actions have not reached the trial stage. Management believes the claims are without merit and will defend these actions. Based on the information known, these actions will not have a material adverse effect on the consolidated financial position of the Company.

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

5.2                 Dividends

In the three most recent fiscal years, the Company has paid dividends on its common shares.  Dividends paid on the Company’s common stock were $126 million, $140 million, and $316 million during the years ended December 31, 2016, 2015, and 2014, respectively.

On February 6, 2017, the Company’s Board of Directors declared a dividend of $77 million, payable on March 15, 2017, to its sole shareholder, GWL&A Financial.

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

The selected consolidated financial information for the years ended December 31, 2016, 2015, and 2014, and at December 31, 2016, and 2015, has been derived in part from the Company’s audited consolidated financial statements included in Item 8.  The selected consolidated income statement data for the years ended December 31, 2013, and 2012, and the selected consolidated balance sheet data at December 31, 2014, 2013, and 2012, have been derived in part from the Company’s consolidated financial statements not included elsewhere herein.

	As of and for the Year Ended December 31,
(In millions)	2016	2015	2014	2013	2012
Total revenues	$2,804	$2,742	$2,559	$2,167	$2,266
Total benefits and expenses	2,487	2,453	2,086	1,979	1,893
Income from continuing operations	317	289	473	188	373
Provision for income taxes	86	99	156	59	135
Net income	231	190	317	129	238

Dividends declared	$126	$140	$316	$102	$184

Investment assets	$30,601	$28,811	$28,323	$26,516	$26,110
Separate account assets	27,038	26,631	27,719	26,631	24,606
Total assets	60,309	57,900	58,348	55,324	52,819
Total policy benefit liabilities	29,596	27,838	26,722	25,374	24,250
Due to parent and affiliates	538	540	547	542	544
Separate account liabilities	27,038	26,631	27,719	26,631	24,606
Total liabilities	58,296	56,018	56,211	53,448	50,683
Total stockholder’s equity	2,012	1,882	2,137	1,876	2,136

Item  7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 2016, 2015, and 2014, follows.  This management discussion and analysis should be read in conjunction with the financial data contained in Item 6, “Selected Financial Data,” and in Item 8, “Financial Statements and Supplementary Data.”

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

The Individual Markets segment distributes life insurance, annuity, and retirement products to both individuals and businesses through various distribution channels.  Life insurance products in-force include participating and non-participating term life, whole life, universal life, and variable universal life.  The Empower Retirement segment provides various retirement plan products (including IRAs) and investment options, as well as comprehensive administrative and recordkeeping services for financial institutions and employers, which include educational, advisory, enrollment, and communication services to employer-sponsored defined contribution plans and associated defined benefit plans.  Defined contribution plans provide for benefits based upon the value of contributions to, and investment returns on, an individual’s account.  The Company’s Other reporting segment is substantially comprised of activity under the assumption of reinsurance between GWSC and CLAC, corporate items not directly allocated to the other operating segments and interest expense on long-term debt.

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

Empower Retirement

Empower Retirement continues to incur strategic and business development expenses as it focuses on enhancements, which will improve the client-facing experience as well as streamline the back-office processing over the next several years. The Company originally anticipated investing approximately $150 million in total on this multi-year initiative and has invested $149 million by December 31, 2016. The Company expects the remaining investment to complete integration activities to be approximately $10 million. In 2015, these costs decreased net earnings by $34 million. For the year ended December 31, 2016, these costs have decreased net earnings by $22 million.

The Company has set an annual cost savings target of $40 million to $50 million pre-tax. Integration activities are expected to be completed by the second quarter of 2017 with the annual reduction of operating costs fully reflected upon the completion of the business transformation in the next two to three years. These synergies are expected to be achieved through efficiencies from the conversion of business onto a single back-office platform, increased utilization of Great West Global, which launched in the third quarter of 2015, with over 565 professionals based in India, as well as scale-driven cost improvements. Ongoing operations will include amortization expense from system and infrastructure enhancements. The Company expects that these enhancements will increase market share by driving future sales and improving the retention of participants and assets. Empower Retirement participant accounts have grown to over 8 million at December 31, 2016 from over 7.5 million at December 31, 2015.

On April 6, 2016, the U.S. Department of Labor issued a new rule redefining and expanding who is a fiduciary by reason of providing investment advice to a retirement plan or holder of an individual retirement account.  Compliance with the rule will generally be required by April 10, 2017 (certain parts by January 1, 2018).  The Company has analyzed the rule against current business practices, particularly in its Empower Retirement and Individual Markets businesses.  The rule requires changes to certain aspects of product and service delivery but management does not expect that it will prevent the Company from executing on its overall business strategy and growth objectives.  The U.S. presidential administration has directed the Department of Labor to review the impact of the rule, but it is uncertain at this time whether there will be a delay in the implementation date.  As such, the Company continues with its implementation plan to comply with the original compliance date.

The recent elections in the U.S. have brought into focus the prospects for significant policy changes, including corporate federal tax reform. Both Congress and the President share the same goal of reducing corporate income tax rates for businesses. A reduction in the corporate tax rate would likely have a favorable impact on the Company's effective tax rate in the years subsequent to the year of enactment. Any change in tax laws and rates may affect recorded deferred tax assets and deferred tax liabilities and the effective tax rate in the future. A reduction in the statutory corporate tax rate would result in a reduction in the deferred tax asset or deferred tax liability, which may give rise to a one-time negative impact on the financial results of operations in the year of enactment. Any one-time adjustment to the deferred tax accounts would not affect cash taxes paid.

Current Market Conditions

The S&P 500 index ended 2016 up by 10% as compared to 2015, and 2015 was down by 1% when compared to 2014. The average of the S&P 500 index during the year ended December 31, 2016, was up by 2% when compared to the average for the year ended December 31, 2015, and the average was up by 7% for the year ended December 31, 2015, when compared to the average for the year ended December 31, 2014.

	Year Ended December 31,
S&P 500 Index	2016	2015	2014	2013	2012
Index Close	2,239	2,044	2,059	1,848	1,426
Index Average	2,094	2,061	1,931	1,644	1,379

Variable asset-based fees earned by the Company fluctuate with changes in participant account balances. Participant account balances change due to cash flow and market gains and losses, which are primarily associated with changes in the United States equities market. Fee income increased by $12 million, or 1%, to $957 million for the year ended December 31, 2016, when compared to 2015.  The increase was primarily related to asset-based variable fee income resulting from increased average asset levels driven by sales and higher average equity market levels.

The 10-year U.S. Treasury rate ended 2016 up by 18 basis points as compared to 2015, while 2015 was up by 10 basis points when compared to 2014. The average of the 10-year U.S. Treasury rate during the year ended December 31, 2016 ended down by 31 basis points when compared to the average for the year ended December 31, 2015, and the average was down by 40 basis points for the year ended December 31, 2015, when compared to the average for the year ended December 31, 2014.

	Year Ended December 31,
10-Year Treasury Rate	2016	2015	2014	2013	2012
Close	2.45%	2.27%	2.17%	3.04%	1.78%
Average	1.83%	2.14%	2.54%	2.35%	1.80%

Unrealized gains on fixed maturity investments fluctuate with changes in the prevailing interest rates.  When interest rates rise, market values of fixed maturity investments generally decrease.  The Company has recorded in other comprehensive income a decrease in gross unrealized gains of $12 million and an increase in gross unrealized losses of $31 million during the year ended December 31, 2016.  This resulted in a decrease to accumulated other comprehensive income (loss), net of policyholder related amounts, and deferred taxes.

The Company employs hedging strategies for the purpose of managing the interest rate, foreign currency exchange rate, and equity market risks impacting the Company’s business.  For some derivative instruments, hedge accounting is not elected; therefore all gains or losses from these transactions are recorded in the consolidated statement of income.  As a result, fluctuations in interest rates, foreign currencies, or equity markets may cause the Company to experience volatility in net income.  For the year ended December 31, 2016, the Company recorded realized gains on forward settling to be announced (“TBA”) securities of $5 million which were comparable to 2015. For the year ended December 31, 2016, the Company recorded gains in net investment income on cross-currency swaps of $86 million, compared to gains of $70 million in 2015.

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

The fair values for fixed maturity investments are generally based upon evaluated prices from independent pricing services.  In cases where these prices are not readily available, fair values are estimated by the Company. To determine estimated fair value for these instruments, the Company generally utilizes discounted cash flow models with market observable pricing inputs such as spreads, average life, and credit quality. Fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts of the Company’s financial instruments.

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

DAC associated with universal-life type, annuity, and investment-type products is amortized over the life of the contracts in proportion to the emergence of estimated gross profits. At each valuation date, estimated gross profits are updated with actual gross profits, and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance (“unlocking”). If the update of assumptions causes estimated gross profits to increase, DAC amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes estimated gross profits to decrease.

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

7.3  Company Results of Operations

Reconciliation of Net Income to Adjusted Operating Income

The Company uses the same accounting policies and procedures to measure adjusted operating income as it uses to measure consolidated net income. The Company employs hedging strategies for the purpose of managing the interest rate, foreign currency exchange rate, and equity market risks impacting the Company’s business.  For some derivative instruments, hedge accounting is not elected; therefore all gains or losses from these transactions are recorded in the consolidated statement of income.  As a result, fluctuations in interest rates, foreign currencies or equity markets may cause the Company to experience volatility in net income. As such, the Company has defined adjusted operating income as net income, excluding realized and unrealized gains and losses on investments and derivatives and their related tax effect. Adjusted operating income should not be viewed as a substitute for net income prepared in accordance with U.S. GAAP. In addition, the Company’s adjusted operating income measures may not be comparable to similarly titled measures reported by other companies.

Year ended December 31, 2016, compared with the year ended December 31, 2015

The following is a summary of the contributions of each segment to the net income and a reconciliation of net income to adjusted operating income:

	Year Ended December 31,		Increase	Percentage
Income statement data (In millions)	2016	2015	(decrease)	change
Net income
Individual Markets segment	$115	$123	$(8)	(7)%
Empower Retirement segment	112	83	29	35%
Other segment	4	(16)	20	125%
Total net income	231	190	41	22%
Adjustments to net income
Unrealized investment gains (losses), net	62	62	—	—%
Realized investment gains (losses), net	93	84	9	11%
Pro-rata tax (expense) benefit (1)	(54)	(51)	(3)	(6)%
Adjusted operating income (loss)	$130	$95	$35	37%
(1) Calculated utilizing estimated tax rate of 35%.

Realized investment gains (losses), net, had a favorable change of $9 million, or 11%, to $93 million. The primary driver was a $41 million favorable change from bonds, partially offset by an unfavorable change of $21 million from mortgages and $11 million unfavorable change from derivatives and other investments.

Pro-rata tax expense increased by $3 million, or 6%, to $54 million primarily as a result of a favorable change in realized investment gains (losses).

Year ended December 31, 2015, compared with the year ended December 31, 2014

The following is a summary of the contributions of each segment to the net income and a reconciliation of net income to adjusted operating income:

	Year Ended December 31,		Increase	Percentage
Income statement data (In millions)	2015	2014	(decrease)	change
Net income
Individual Markets segment	$123	$140	$(17)	(12)%
Empower Retirement segment	83	209	(126)	(60)%
Other segment	(16)	(32)	16	50%
Total net income	190	317	(127)	(40)%
Adjustments to net income
Unrealized investment gains (losses), net	62	44	18	41%
Realized investment gains (losses), net	84	147	(63)	(43)%
Pro-rata tax (expense) benefit (1)	(51)	(67)	16	24%
Adjusted operating income (loss)	$95	$193	$(98)	(51)%
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

Company Results of Operations

Year ended December 31, 2016, compared with the year ended December 31, 2015

The following is a summary of certain financial data of the Company:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2016	2015	(decrease)	change
Premium income	$465	$446	$19	4%
Fee income	957	945	12	1%
Other revenue	12	14	(2)	(14)%
Adjusted net investment income	1,215	1,191	24	2%
Total adjusted operating revenues	2,649	2,596	53	2%
Policyholder benefits	1,241	1,235	6	—%
Operating expenses	1,246	1,218	28	2%
Total benefits and expenses	2,487	2,453	34	1%
Adjusted operating income before income taxes	162	143	19	13%
Adjusted income tax (benefit) expense	32	48	(16)	(33)%
Adjusted operating income (loss)	$130	$95	$35	37%

The Company’s consolidated adjusted operating income increased by $35 million, or 37%, to $130 million.  The increase was primarily due to higher adjusted net investment income, higher premium income, higher fee income, and lower adjusted income tax expense, partially offset by higher operating expenses.

Premium income increased by $19 million, or 4%, to $465 million. The increase was primarily related to higher net premiums on group health and disability policies.

Fee income increased by $12 million, or 1%, to $957 million. This increase was primarily related to an increase in asset-based variable fee income resulting from increased average asset levels driven by sales and higher average equity market levels.

Adjusted net investment income increased by $24 million, or 2%, to $1,215 million.  This was due to higher investment income earned on bonds, mortgages, and policy loans as a result of higher invested asset balances partially offset by lower yields.

Operating expenses increased by $28 million, or 2%, to $1,246 million. The increase was primarily attributable to an increase in higher salaries and benefits as a result of higher headcount driven by business growth, partially offset by a decrease in DAC amortization.

Adjusted income tax expense decreased by $16 million from an expense of $48 million to $32 million. The change was primarily due to a management election to claim foreign tax credits, partially offset by higher adjusted operating income before tax.

Year ended December 31, 2015, compared with the year ended December 31, 2014

The following is a summary of certain financial data of the Company:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2015	2014	(decrease)	change
Premium income	$446	$446	$—	—%
Fee income	945	729	216	30%
Other revenue	14	8	6	75%
Adjusted net investment income	1,191	1,184	7	1%
Total adjusted operating revenues	2,596	2,367	229	10%
Policyholder benefits	1,235	1,222	13	1%
Operating expenses	1,218	863	355	41%
Total benefits and expenses	2,453	2,085	368	18%
Adjusted operating income before income taxes	143	282	(139)	(49)%
Adjusted income tax (benefit) expense	48	89	(41)	(46)%
Adjusted operating income (loss)	$95	$193	$(98)	(51)%

The Company’s consolidated adjusted operating income decreased by $98 million, or 51%, to $95 million.  The decrease was primarily due to higher operating expenses partially offset by higher fee income.

Premium income remained constant for the year ended December 31, 2015, when compared to 2014.

Fee income increased by $216 million, or 30%, to $945 million, primarily due to the Company’s Empower Retirement segment which had an increase of $224 million.  The increase was primarily related to $129 million in higher fees earned by RPS for the year ended December 31, 2015, compared to 2014. Additionally, the Company had an increase in asset-based variable fee income resulting from increased average asset levels driven by sales growth and higher average equity market levels. The equity market performance was evidenced by the 7% increase in the average S&P 500 index during the year ended December 31, 2015, as compared to 2014.

Other revenue increased by $6 million, or 75%, to $14 million. The increase was related to higher reimbursement received from Putnam for tax sharing indemnification related to state and local tax liabilities.

Adjusted net investment income increased by $7 million, or 1%, to $1,191 million.  This was due to higher investment income earned on bonds, mortgages, and policy loans as a result of higher invested asset balances partially offset by lower yields.

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

Adjusted income tax expense decreased by $41 million, or 46%, to $48 million, primarily due to the decrease in adjusted operating income before income taxes.

7.4  Individual Markets Segment Results of Operations

Year ended December 31, 2016, compared with the year ended December 31, 2015

The following is a summary of certain financial data of the Individual Markets segment:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2016	2015	(decrease)	change
Premium income	$379	$361	$18	5%
Fee income	99	88	11	13%
Adjusted net investment income	762	757	5	1%
Total adjusted operating revenues	1,240	1,206	34	3%
Policyholder benefits	969	932	37	4%
Operating expenses	175	159	16	10%
Total benefits and expenses	1,144	1,091	53	5%
Adjusted operating income before income taxes	96	115	(19)	(17)%
Adjusted income tax (benefit) expense	32	40	(8)	(20)%
Adjusted operating income (loss)	$64	$75	$(11)	(15)%

The Company’s Individual Markets segment adjusted operating income decreased by $11 million, or 15%, to $64 million.  The decrease was primarily due to higher policyholder benefits, and higher operating expenses, partially offset by higher premium income, higher fee income, lower adjusted income tax expense, and higher adjusted net investment income.

Premium income increased by $18 million, or 5%, to $379 million. The increase is primarily related to higher net premiums on group health and disability policies.

Fee income increased by $11 million, or 13%, to $99 million. The increase was primarily related to asset-based variable fee income resulting from increased average asset levels driven by sales and higher average equity market levels.

Adjusted net investment income increased by $5 million, or 1%, to $762 million.  This increase was primarily related to higher investment income earned on bonds, mortgages, and policy loans as a result of higher invested asset balances, partially offset by lower yields.

Policyholder benefits increased by $37 million, or 4%, to $969 million primarily due to unfavorable mortality experience.

Operating expenses increased by $16 million, or 10%, to $175 million. The increase was primarily due to higher salaries and benefits due to increased headcount attributable to growth.

Adjusted income tax expense decreased by $8 million, or 20%, to $32 million, primarily due to the decrease in adjusted operating income before income taxes.

Year ended December 31, 2015, compared with the year ended December 31, 2014

The following is a summary of certain financial data of the Individual Markets segment:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2015	2014	(decrease)	change
Premium income	$361	$360	$1	—%
Fee income	88	96	(8)	(8)%
Adjusted net investment income	757	729	28	4%
Total adjusted operating revenues	1,206	1,185	21	2%
Policyholder benefits	932	903	29	3%
Operating expenses	159	137	22	16%
Total benefits and expenses	1,091	1,040	51	5%
Adjusted operating income before income taxes	115	145	(30)	(21)%
Adjusted income tax (benefit) expense	40	47	(7)	(15)%
Adjusted operating income (loss)	$75	$98	$(23)	(23)%

Adjusted operating income for the Individual Markets segment decreased by $23 million, or 23%, to $75 million.  The decrease in earnings was primarily due to an increase in policyholder benefits and operating expenses partially offset by an increase in adjusted net investment income.

Premium income remained constant for the year ended December 31, 2015, when compared to 2014.

Fee income decreased by $8 million, or 8%, to $88 million.  The decrease was primarily related to lower individual annuity fees.

Adjusted net investment income increased by $28 million, or 4%, to $757 million.  This was due to higher investment income earned on bonds, mortgages, and policy loans as a result of higher invested assets balances partially offset by lower yields.

Policyholder benefits increased by $29 million, or 3%, to $932 million primarily driven by higher interest credited or paid to contract holders as a result of increased average liabilities partially offset by a lower crediting rate.

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

Adjusted income tax expense decreased by $7 million, or 15%, to $40 million, primarily due to the decrease in adjusted operating income before income taxes.

7.5  Empower Retirement Segment Results of Operations

Year ended December 31, 2016, compared with the year ended December 31, 2015

The following is a summary of certain financial data of the Empower Retirement segment:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2016	2015	(decrease)	change
Premium income	$2	$1	$1	100%
Fee income	852	853	(1)	—%
Other revenue	12	14	(2)	(14)%
Adjusted net investment income	403	380	23	6%
Total adjusted operating revenues	1,269	1,248	21	2%
Policyholder benefits	206	202	4	2%
Operating expenses	1,002	993	9	1%
Total benefits and expenses	1,208	1,195	13	1%
Adjusted operating income before income taxes	61	53	8	15%
Adjusted income tax (benefit) expense	(2)	17	(19)	(112)%
Adjusted operating income (loss)	$63	$36	$27	75%

Adjusted operating income for the Empower Retirement segment increased by $27 million, or 75%, to $63 million. The increase was primarily due to higher adjusted net investment income and lower adjusted income tax expense, partially offset by higher operating expenses.

Adjusted net investment income increased by $23 million, or 6%, to $403 million.  This was due to higher investment income earned on bonds, mortgages, and policy loans as a result of higher invested asset balances, partially offset by lower yields.

Operating expenses increased by $9 million, or 1%, to $1,002 million for the year ended December 31, 2016, when compared to 2015. The increase was primarily due to higher salaries and benefits due to increased headcount attributable to growth, partially offset by a decrease in DAC amortization.

Adjusted income tax expense decreased by $19 million from an expense of $17 million in 2015 to a benefit of $2 million in 2016. The change was primarily due to a management election to claim foreign tax credits, partially offset by higher adjusted operating income before tax.

Year ended December 31, 2015, compared with the year ended December 31, 2014

The following is a summary of certain financial data of the Empower Retirement segment:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2015	2014	(decrease)	change
Premium income	$1	$1	$—	—%
Fee income	853	629	224	36%
Other revenue	14	8	6	75%
Adjusted net investment income	380	401	(21)	(5)%
Total adjusted operating revenues	1,248	1,039	209	20%
Policyholder benefits	202	206	(4)	(2)%
Operating expenses	993	647	346	53%
Total benefits and expenses	1,195	853	342	40%
Adjusted operating income before income taxes	53	186	(133)	(72)%
Adjusted income tax (benefit) expense	17	59	(42)	(71)%
Adjusted operating income (loss)	$36	$127	$(91)	(72)%

Adjusted operating income for the Empower Retirement segment decreased by $91 million, or 72%, to $36 million.  The decrease was due to higher operating expense partially offset by higher fee income.

Fee income increased by $224 million, or 36%, to $853 million.  The increase was primarily related to $129 million in higher fees earned by RPS for the year ended December 31, 2015, compared to 2014. Additionally, the Company had an increase in asset-based variable fee income resulting from increased average asset levels driven by sales growth and higher average equity market levels. The equity market performance was evidenced by the 7% increase in the average S&P 500 index during the year ended December 31, 2015, as compared to 2014.

Other revenue increased by $6 million, or 75%, to $14 million. The increase was related to higher reimbursement received from Putnam for tax sharing indemnification related to state and local tax liabilities.

Adjusted net investment income decreased by $21 million, or 5%, to $380 million.  This was due to lower investment income earned on bonds, mortgages, and policy loans as a result of lower yields partially offset by higher invested asset balances.

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

Adjusted income tax expense decreased by $42 million, or 71%, to $17 million. The decrease was primarily due to a decrease in adjusted operating income before income taxes.

7.6 Other Segment Results of Operations

Year ended December 31, 2016, compared with the year ended December 31, 2015

The following is a summary of certain financial data of the Company’s Other segment:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2016	2015	(decrease)	change
Premium income	$84	$84	$—	—%
Fee income	6	4	2	50%
Adjusted net investment income	50	54	(4)	(7)%
Total adjusted operating revenues	140	142	(2)	(1)%
Policyholder benefits	66	101	(35)	(35)%
Operating expenses	69	66	3	5%
Total benefits and expenses	135	167	(32)	(19)%
Adjusted operating loss before income taxes	5	(25)	30	120%
Adjusted income tax (benefit) expense	2	(9)	11	122%
Adjusted operating income (loss)	$3	$(16)	$19	119%

Adjusted operating income (loss) for the Company’s Other segment increased by $19 million from a loss of $16 million in 2015 to a gain of $3 million in 2016.  The increase was primarily due to a decrease in reserves as a result of expected run-off in the business, partially offset by increased operating expenses due to a legal settlement.

Year ended December 31, 2015, compared with the year ended December 31, 2014

The following is a summary of certain financial data of the Company’s Other segment:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2015	2014	(decrease)	change
Premium income	$84	$85	$(1)	(1)%
Fee income	4	4	—	—%
Adjusted net investment income	54	54	—	—%
Total adjusted operating revenues	142	143	(1)	(1)%
Policyholder benefits	101	113	(12)	(11)%
Operating expenses	66	79	(13)	(16)%
Total benefits and expenses	167	192	(25)	(13)%
Adjusted operating loss before income taxes	(25)	(49)	24	49%
Adjusted income tax (benefit) expense	(9)	(17)	8	47%
Adjusted operating income (loss)	$(16)	$(32)	$16	50%

Adjusted operating loss for the Company’s Other segment decreased by $16 million from a loss of $32 million to a loss of $16 million.  The decrease in loss was primarily due to a decrease in operating expenses and policyholder benefits.

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

The following table presents the percentage distribution of the carrying values of the Company’s general account investment portfolio.

	December 31,
(In millions)	2016		2015
Fixed maturities, available-for-sale	$22,154	72.4%	$20,532	71.3%
Fixed maturities, held-for-trading	515	1.7%	616	2.1%
Mortgage loans on real estate	3,559	11.6%	3,248	11.3%
Policy loans	4,020	13.1%	4,093	14.2%
Short-term investments	303	1.0%	266	0.9%
Limited partnership and other corporation interests	35	0.1%	41	0.1%
Other investments	15	0.1%	15	0.1%
Total investments	$30,601	100.0%	$28,811	100.0%

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

One of the Company’s primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average credit quality to limit credit risk.  All securities are internally rated by the Company on a basis intended to be similar to that of independent external rating agencies and the Company generally considers ratings from several of these major rating agencies to develop its internal rating.  In addition, the NAIC implemented a ratings methodology for residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other structured securities.  The Company may also utilize inputs from this ratings process to develop its internal rating.

The percentage distribution of the estimated fair value of the Company ’s fixed maturity portfolio by the Company’s internal credit rating is summarized as follows:

	December 31,
Credit Rating	2016	2015
AAA	27.3%	27.8%
AA	13.9%	14.8%
A	30.8%	29.5%
BBB	26.8%	26.9%
BB and below (Non-investment grade)	1.2%	1.0%
Total	100.0%	100.0%

The percentage distribution of the estimated fair value of the corporate sector fixed maturity portfolio, calculated as a percentage of fixed maturities, is summarized as follows:

	December 31,
Sector	2016	2015
Utility	18.1%	17.6%
Finance	10.8%	10.2%
Consumer	9.7%	9.3%
Natural resources	6.3%	6.5%
Transportation	3.6%	3.2%
Other	13.3%	13.0%

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are comprised primarily of domestic commercial collateralized real estate loans.  The mortgage loan portfolio is diversified with regard to geographical markets and commercial real estate property types.  The Company originates, directly or through correspondents, real estate mortgages with the intent to hold to maturity.  The Company’s portfolio includes loans which are fully amortizing, amortizing with a balloon balance at maturity, interest only to maturity, and interest only for a number of years followed by an amortizing period.

Derivatives

The Company uses certain derivatives, such as futures, swaps, forwards, and interest rate swaptions, for purposes of managing the interest rate, foreign currency exchange rate, and equity market risks impacting the Company’s business.  These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, since used for hedging purposes, these instruments are intended to reduce risk.  For derivative instruments where hedge accounting is not elected, changes in interest rates, foreign currencies, or equity markets may generate derivative gains or losses which may cause the Company to experience volatility in net income.  The Company also uses forward settling TBA securities to gain exposure to the investment risk and return of agency mortgage-backed securities (pass-throughs).  These transactions enhance the return on the Company’s investment portfolio and provide a more liquid and cost effective method of achieving these goals than purchasing or selling individual agency mortgage-backed pools.  The Company controls the credit risk of its over-the-counter derivative contracts through credit approvals, limits, monitoring procedures, and in most cases, requiring collateral.  Risk of loss is generally limited to the portion of the fair value of derivative instruments that exceeds the value of the collateral held and not to the notional or contractual amounts of the derivatives.

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

To analyze investment performance, the Company excludes net investment income related to derivative instruments and interest on funds withheld balances under reinsurance agreements in order to assess underlying profitability and results from ongoing operations.  Net investment income performance is summarized as follows:

(In millions)	Year Ended December 31,
	2016	2015	2014
Net investment income	$1,277	$1,254	$1,228
Less:
Net investment income from derivative instruments	100	79	39
Net interest on funds withheld balances under reinsurance agreements, related party	22	22	21
Net investment income excluding derivative instruments and interest on funds withheld balances	1,155	1,153	1,168
Average invested assets, at amortized cost	29,464	27,683	26,641
Yield on average invested assets	3.92%	4.17%	4.38%

The yield on average invested assets decreased in 2016 when compared to 2015. The decline was primarily due to the Company earning lower earned rates on new investments as the U.S. Treasury curve shifted lower during the year in conjunction with charging lower interest rates on policy loans. In addition, the decline is caused by unrealized losses recognized in the income statement on investments classified as held-for-trading. Also, foreign exchange gains and losses on certain foreign-denominated investments have contributed to the decline in yield. The yield on average assets would be 3.98% if all foreign exchange gains and losses are removed. The yield on average invested assets decreased in 2015 when compared to 2014 also primarily as a result of lower earned rates and unrealized losses recognized in the income statement on investments classified as held-for-trading. Foreign exchange gains and losses did not have a significant impact on the yield presented for 2015 and 2014.

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $322 million and $301 million as of December 31, 2016, and 2015, respectively.  In addition, 99% of the fixed maturity portfolio carried an investment grade rating at December 31, 2016, and 2015, which provides significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity.  Additionally, the Company anticipates that cash on hand and expected net cash generated by operating activities will exceed the forecasted needs of the business over the next 12 months.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $99 million and $93 million of commercial paper outstanding as of December 31, 2016, and 2015, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.

Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a revolving credit facility agreement with U.S. Bank, which expires on March 1, 2018, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility as of or during the year ended December 31, 2016.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

7.9  Off-Balance Sheet Arrangements

The Company makes commitments to fund partnership interests, mortgage loans on real estate, and other investments in the normal course of its business.  The amounts of these unfunded commitments at December 31, 2016, and 2015, were $438 million and $51 million, respectively.  The precise timing of the fulfillment of the commitment cannot be predicted; however, these amounts are due within one year of the dates indicated.  There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company, as lessee, has entered into various lease and sublease agreements primarily for the rental of office space.

The Company maintains a corporate credit facility agreement in the amount of $50 million for general corporate purposes.  The Company had no borrowings under the credit facility either at or during the years ended December 31, 2016, or 2015.

GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under a reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,165 million and renews annually until it expires on July 3, 2027.  The second letter of credit is for $70 million and renews annually until it expires on December 31, 2017. At December 31, 2016, and 2015, there were no outstanding amounts related to the letters of credit.

In addition, the Company has other letters of credit with a total amount of $9 million, renewable annually for an indefinite period of time.

7.10         Contractual Obligations

The following table summarizes the Company’s major contractual obligations at December 31, 2016:

	Payment due by period
	Less than	One to	Three to	More than
(in thousands)	one year	three years	five years	five years	Total
Future policy benefits (1)	$2,825,144	$5,027,014	$4,288,634	$44,492,867	$56,633,659
Policy and contract claims (2)	182,432	42,852	34,491	126,231	386,006
Policyholders’ funds (3)	285,554	—	—	—	285,554
Provision for policyholder dividends (4)	49,521	—	—	—	49,521
Undistributed earnings on participating business (5)	—	—	—	15,573	15,573
Related party long-term debt - principal (6)	—	—	—	528,400	528,400
Related party long-term debt - interest (7)	24,683	49,365	49,365	451,951	575,364
Commercial paper (8)	99,049	—	—	—	99,049
Investment purchase obligations (9)	438,458	—	—	—	438,458
Operating leases (10)	14,152	23,830	13,114	69	51,165
Other liabilities (11)	191,258	21,752	13,052	34,035	260,097
Total	$4,110,251	$5,164,813	$4,398,656	$45,649,126	$59,322,846

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

(7)  Related party long-term debt interest - One long-term surplus note bears interest at a fixed rate through maturity. The surplus note bears a variable interest rate plus the then-current three-month London Interbank Offering Rate (“LIBOR”).  The interest payments shown in this table are calculated based upon the contractual rates in effect on December 31, 2016, and do not consider the impact of future interest rate changes.

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

(10)  Operating leases - The Company is obligated to make payments under various non-cancelable operating leases, primarily for office space.  Contractual provisions exist that could increase the lease obligations presented, including operating expense escalation clauses.  Management does not consider the impact of any such clauses to be material to the Company’s operating lease obligations. The Company’s total future operating lease obligation will be reduced by minimum reimbursement of $7,301 due in the future under non-cancelable agreements.

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

Market risk

The Company’s exposure to interest rate changes results from its significant holdings of floating rate debt, fixed maturity investments, mortgage loans on real estate, and interest rate sensitive liabilities.  The fixed maturity investments primarily consist of direct obligations of the U.S. government and its agencies, direct obligations of U.S. states and their subdivisions, corporate debt securities, and asset-backed and mortgage-backed securities.  All of these investments are exposed to changes in interest rates.  Interest rate sensitive product liabilities, primarily those liabilities associated with universal life insurance contracts and annuity contracts, have the same type of interest rate risk exposure as fixed maturity securities and mortgage loans on real estate.

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

The Company has estimated the possible effects of interest rate changes at December 31, 2016.  If interest rates increased by 100 basis points (1.00%), the December 31, 2016 fair value of the fixed income assets in the general account would decrease by approximately $1.7 billion.  This calculation uses projected asset cash flows, discounted back to December 31, 2016.  The cash flow projections are shown in the table below.  The table below shows cash flows rather than expected maturity dates because many of the Company’s assets have substantial expected principal payments prior to the final maturity date.  The fair value shown in the table below was calculated using spot discount interest rates that varied by the year in which the cash flows are expected to be received.  The spot rates in the benchmark calculation range from 0.852% to 4.729%.

Projected cash flows by calendar years (In millions)	Benchmark	Interest rate increase one percent
2017	$2,426	$2,375
2018	2,553	2,512
2019	2,791	2,759
2020	2,204	2,163
2021	2,739	2,685
Thereafter	21,230	21,707
Undiscounted total	$33,943	$34,201

Fair value	$26,979	$25,300

The Company administers separate account variable annuities and provides other investment and retirement services where fee income is earned based upon a percentage of account balances.  Fluctuations in fund asset levels occur as a result of both changes in cash flow and general market conditions.  There is a market risk of lower fee income if equity markets decline.  If equity markets were to decline by 10% from benchmark levels at December 31, 2016, the Company’s associated net fee income after payment of subadvisor fees in 2016 would decline by approximately $18 million.

The Company’s surplus assets include equity investments, primarily partnership interests.  There is a market risk of lower asset values if equity markets decline.  If equity markets were to decline by 10%, the Company would have an additional unrealized loss of approximately $3.0 million on equity investments.  This unrealized loss would not impact net income but would reduce stockholder’s equity.

The Company has sold variable annuities with various forms of GMDB and GLWB. The Company is required to hold future policy benefit liabilities for these guaranteed benefits.  If equity markets were to decline by 10%, the liability for GMDB and GLWB would increase by approximately $5.9 million. The Company’s dynamic hedging program for the GLWB product would be expected to offset $5.0 million of the $5.9 million change in the benefit liability related to capital markets.  Therefore the net impact to variable annuities with various forms of guarantees for an 10% decline in the equity markets is estimated to be $0.9 million.

The Company has exposure to foreign currency exchange rate fluctuations. To manage foreign currency exchange risk, the Company uses currency swaps and forwards to convert foreign currency back to United States dollars. These currency contracts are generally entered into upon any acquisition or disposition of foreign currency denominated assets.

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

Credit risk

Credit risk is the risk the Company assumes if its debtors, customers, reinsurers, or other counterparties and intermediaries may be unable or unwilling to pay their contractual obligations when they come due and may manifest itself through the downgrading of credit ratings of counterparties.  It is the Company’s policy to acquire only investment grade assets to enable it to provide for future policy obligations and to minimize undue concentrations of assets in any single geographic area, industry, or entity.  To minimize this risk, management regularly reviews the credit ratings of the entities in which the Company invests.  These credit ratings are internally derived by the Company, taking into consideration ratings from several external credit rating agencies.

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
Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheets of Great-West Life & Annuity Insurance Company and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great-West Life & Annuity Insurance Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
March 1, 2017

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Balance Sheets
December 31, 2016, and 2015
(In Thousands, Except Share Amounts)

	December 31,
	2016	2015
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $21,672,727 and $20,007,462)	$22,153,703	$20,531,627
Fixed maturities, held-for-trading, at fair value (amortized cost of $519,495 and $612,899)	514,738	615,839
Mortgage loans on real estate (net of valuation allowances of $2,882 and $2,890)	3,558,826	3,247,704
Policy loans	4,019,648	4,092,661
Short-term investments (amortized cost of $303,988 and $267,026)	303,988	267,026
Limited partnership and other corporation interests	34,895	40,980
Other investments	15,052	15,189
Total investments	30,600,850	28,811,026
Other assets:
Cash	18,321	34,362
Reinsurance recoverable	598,864	604,946
Deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”)	486,690	414,143
Investment income due and accrued	287,681	283,183
Due from parent and affiliates	81,995	62,596
Goodwill	137,683	137,683
Other intangible assets	20,087	23,819
Other assets	1,021,210	874,918
Assets of discontinued operations	17,652	21,910
Separate account assets	27,037,765	26,631,193
Total assets	$60,308,798	$57,899,779

See notes to consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Balance Sheets
December 31, 2016, and 2015
(In Thousands, Except Share Amounts)

	December 31,
	2016	2015
Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$28,872,899	$27,110,981
Policy and contract claims	372,259	354,899
Policyholders’ funds	285,554	299,577
Provision for policyholders’ dividends	49,521	55,481
Undistributed earnings on participating business	15,573	17,024
Total policy benefit liabilities	29,595,806	27,837,962
General liabilities:
Due to parent and affiliates	537,990	540,310
Commercial paper	99,049	93,371
Deferred income tax liabilities, net	191,911	137,116
Other liabilities	816,304	755,651
Liabilities of discontinued operations	17,652	21,910
Separate account liabilities	27,037,765	26,631,193
Total liabilities	58,296,477	56,017,513
Commitments and contingencies (See Note 21)
Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,292,708 and 7,232,986 shares issued and outstanding	7,293	7,233
Additional paid-in capital	863,031	840,874
Accumulated other comprehensive income	235,875	233,438
Retained earnings	906,122	800,721
Total stockholder’s equity	2,012,321	1,882,266
Total liabilities and stockholder’s equity	$60,308,798	$57,899,779

See notes to consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Income
Years Ended December 31, 2016, 2015, and 2014
(In Thousands, Except Share Amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Premium income	$465,349	$445,550	$446,395
Fee income	956,817	944,526	729,179
Other revenue	12,261	13,563	7,506
Net investment income	1,276,559	1,254,430	1,228,388
Realized investment gains (losses), net:
Total other-than-temporary losses	(4,963)	(1,044)	(4,334)
Other-than-temporary (gains) losses transferred to other comprehensive income	—	(78)	—
Other realized investment gains (losses), net	97,845	84,832	151,705
Total realized investment gains (losses), net	92,882	83,710	147,371
Total revenues	2,803,868	2,741,779	2,558,839
Benefits and expenses:
Life and other policy benefits	709,333	636,855	643,420
Decrease in future policy benefits	(124,576)	(41,636)	(56,073)
Interest paid or credited to contractholders	608,803	583,319	575,400
Provision for policyholders’ share of losses on participating business	(1,024)	(1,267)	(1,041)
Dividends to policyholders	48,487	57,356	60,739
Total benefits	1,241,023	1,234,627	1,222,445
General insurance expenses	1,181,227	1,078,996	780,991
Amortization of DAC and VOBA	31,309	100,589	44,845
Interest expense	33,705	38,588	37,286
Total benefits and expenses	2,487,264	2,452,800	2,085,567
Income before income taxes	316,604	288,979	473,272
Income tax expense	85,512	98,524	155,903
Net income	$231,092	$190,455	$317,369

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2016, 2015, and 2014
(In Thousands, Except Share Amounts)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Comprehensive Income
December 31, 2013 and 2012
(In Thousands, Except Share Amounts)

	Year Ended December 31,
	2016	2015	2014
Net income	$231,092	$190,455	$317,369
Components of other comprehensive income (loss)
Unrealized holding gains (losses), net, arising on available-for-sale fixed maturity investments	20,295	(643,880)	586,458
Unrealized holding gains (losses), net, arising on cash flow hedges	44,776	31,061	20,137
Reclassification adjustment for (gains) losses, net, realized in net income	(74,271)	(52,597)	(56,159)
Net unrealized gains (losses) related to investments	(9,200)	(665,416)	550,436
Future policy benefits, DAC and VOBA adjustments	10,983	65,245	(58,760)
Employee benefit plan adjustment	1,966	31,586	(95,886)
Other, net	12,949	96,831	(154,646)
Other comprehensive income (loss) before income taxes	3,749	(568,585)	395,790
Income tax expense (benefit) related to items of other comprehensive income	1,312	(199,005)	138,526
Other comprehensive income (loss) (1)	2,437	(369,580)	257,264
Total comprehensive income (loss)	$233,529	$(179,125)	$574,633

(1) Other comprehensive income (loss) includes the non-credit component of impaired losses on fixed maturities available-for-sale, net of future policy benefits, DAC and VOBA adjustments and income taxes, in the amounts of $(6,520), $(6,596), and $177 for the years ended December 31, 2016, 2015, and 2014, respectively.

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Stockholder's Equity
Years Ended December 31, 2016, 2015, and 2014
(In Thousands, Except Share Amounts)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total
Balances, January 1, 2014	$7,032	$774,115	$345,754	$748,831	$1,875,732
Net income	—	—	—	317,369	317,369
Other comprehensive income, net of income taxes	—	—	257,264	—	257,264
Dividends	—	—	—	(316,401)	(316,401)
Share-based compensation	—	3,384	—	—	3,384
Income tax benefit on share-based compensation	—	165	—	—	165
Balances, December 31, 2014	7,032	777,664	603,018	749,799	2,137,513
Net income	—	—	—	190,455	190,455
Other comprehensive loss, net of income taxes	—	—	(369,580)	—	(369,580)
Dividends	—	—	—	(139,533)	(139,533)
Common stock issuance	201	60,602	—	—	60,803
Share-based compensation	—	1,655	—	—	1,655
Income tax benefit on share-based compensation	—	953	—	—	953
Balances, December 31, 2015	7,233	840,874	233,438	800,721	1,882,266
Net income	—	—	—	231,092	231,092
Other comprehensive income, net of income taxes	—	—	2,437	—	2,437
Dividends	—	—	—	(125,691)	(125,691)
Common stock issuance	60	19,690	—	—	19,750
Share-based compensation	—	2,190	—	—	2,190
Income tax benefit on share-based compensation	—	277	—	—	277
Balances, December 31, 2016	$7,293	$863,031	$235,875	$906,122	$2,012,321

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2015, and 2014
(In Thousands, Except Share Amounts)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$231,092	$190,455	$317,369
Adjustments to reconcile net income to net cash provided by operating activities:
Losses allocated to participating policyholders	(1,024)	(1,267)	(1,041)
Amortization of premiums (accretion of discounts) on investments, net	2,209	(12,213)	(42,022)
Net realized (gains) losses on investments	(75,472)	(73,331)	(64,323)
Net proceeds (purchases) of trading securities	107,770	(277,510)	11,478
Interest credited to contractholders	606,790	577,548	571,860
Depreciation and amortization	74,987	139,735	76,461
Deferral of acquisition costs	(93,621)	(64,709)	(110,843)
Deferred income taxes	53,481	21,682	75,044
Contingent consideration	(209)	(17,600)	—
Amortization of low-income housing partnerships	372	4,563	21,713
Other, net	(1,366)	(3,072)	(4,984)
Changes in assets and liabilities:
Policy benefit liabilities	(231,952)	(273,507)	(151,096)
Reinsurance recoverable	10,340	8,738	(18,054)
Investment income due and accrued	(4,392)	(4,385)	(8,951)
Other, net	(23,705)	8,949	(12,273)
Net cash provided by operating activities	655,300	224,076	660,338
Cash flows from investing activities:
Proceeds from sales, maturities, and redemptions of investments:
Fixed maturities, available-for-sale	6,229,209	5,470,124	4,124,159
Mortgage loans on real estate	389,663	594,497	384,306
Limited partnership interests, other corporation interests, and other investments	10,742	6,833	7,555
Purchases of investments:
Fixed maturities, available-for-sale	(7,840,166)	(6,468,699)	(5,174,996)
Mortgage loans on real estate	(694,127)	(448,924)	(609,008)
Limited partnership interests, other corporation interests, and other investments	(5,766)	(1,527)	(2,983)
Net change in short-term investments	(39,677)	(2,238)	22,096
Policy loans, net	5,527	98,143	(11,169)
Acquisition payment	—	—	(28,356)
Purchases of furniture, equipment, and software	(44,644)	(78,778)	(35,537)
Net cash used in investing activities	(1,989,239)	(830,569)	(1,323,933)

See notes to consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2015, and 2014
(In Thousands, Except Share Amounts)

	Year ended December 31,
	2016	2015	2014
Cash flows from financing activities:
Contract deposits	$3,546,320	$2,527,039	$2,709,043
Contract withdrawals	(2,098,286)	(1,782,571)	(1,757,936)
Change in due to/from parent and affiliates	(21,719)	(22,359)	49,337
Dividends paid	(125,691)	(139,533)	(316,401)
Proceeds from issuance of common stock	19,750	60,803	—
Proceeds from financing element derivatives	—	—	5,516
Payments for and interest paid on financing element derivatives, net	(6,744)	(9,383)	(8,392)
Payment of contingent consideration	(14,400)	—	—
Net commercial paper borrowings	5,678	(5,218)	(401)
Change in book overdrafts	12,713	(1,651)	(12,052)
Income tax benefit of stock option exercises	277	953	165
Net cash provided by financing activities	1,317,898	628,080	668,879

Net (decrease) increase in cash	(16,041)	21,587	5,284
Cash, beginning of year	34,362	12,775	7,491
Cash, end of year	$18,321	$34,362	$12,775

Supplemental disclosures of cash flow information:
Net cash (paid) received during the year for:
Income taxes	$(1,543)	$(4,093)	$46,453
Interest	(31,254)	(37,288)	(37,284)
Non-cash investing and financing transactions during the years:
Share-based compensation expense	$(2,190)	$(1,655)	$(3,384)
Contingent consideration	—	—	(32,209)

See notes to consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

1.  Organization and Significant Accounting Policies

Organization

Great-West Life & Annuity Insurance Company (“GWLA”) and its subsidiaries (collectively, the “Company”) is a direct wholly-owned subsidiary of GWL&A Financial Inc. (“GWL&A Financial”), a holding company formed in 1998.  GWL&A Financial is a direct wholly-owned subsidiary of Great-West Lifeco U.S. LLC (“Lifeco U.S.”) and an indirect wholly-owned subsidiary of Great-West Lifeco Inc. (“Lifeco”), a Canadian holding company.  The Company offers a wide range of life insurance, retirement, and investment products to individuals, businesses, and other private and public organizations throughout the United States. The Company is an insurance company domiciled in the State of Colorado and is subject to regulation by the Colorado Division of Insurance.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the accounts of its subsidiaries over which it exercises control and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required to account for items and matters such as, but not limited to, the valuation of investments and derivatives in the absence of quoted market values, impairment of investments, accounting for derivative financial instruments, valuation of DAC and VOBA, valuation of policy benefit liabilities, valuation of employee benefits plan obligation, the valuation of deferred tax assets or liabilities, net, and valuation of contingent consideration.  Actual results could differ from those estimates.

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

Premiums and discounts are recognized as a component of net investment income using the effective interest method. Realized gains and losses are included in net realized investment gains (losses), declines in value determined to be other-than-temporary are included in total other-than-temporary losses, and realized gains and losses from foreign currency translations are recorded in net investment income.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The Company recognizes the acquisition of its public fixed maturity investments on a trade date basis and its private placement investments on a funding date basis.

2.    Mortgage loans on real estate consist primarily of domestic commercial collateralized loans and are carried at their unpaid principal balances adjusted for any unamortized premiums or discounts, origination fees, provision allowances, and foreign currency translations. Interest income is accrued on the unpaid principal balance for all loans, except for loans on non-accrual status. Premiums, discounts, and origination fees are amortized to net investment income using the effective interest method. Prepayment penalty fees are recognized in other realized investment gains upon receipt.

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

The adequacy of the Company’s mortgage provision allowance is reviewed quarterly. The determination of the calculation and the adequacy of the mortgage provision allowance and mortgage impairments involve judgments that incorporate qualitative and quantitative Company and industry mortgage performance data. Management’s periodic evaluation and assessment of the adequacy of the mortgage provision allowance and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the fair value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience, and other relevant factors. Loans included in the non-performing category and other loans with certain substandard credit quality indicators are individually reviewed to determine if a specific impairment is required. Risk is mitigated primarily through first position collateralization, guarantees, loan covenants, and borrower reporting requirements. Since the Company does not originate or hold uncollateralized mortgages, loans are generally not deemed fully uncollectable. Generally, unrecoverable amounts are written off during the final stage of the foreclosure process.

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

In the normal course of its activities, the Company is involved with other entities that are considered variable interest entities (“VIE”). The Company would be determined to be a primary beneficiary, and thus consolidate the VIE when the Company has both (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company would also consolidate a VIE when it has, directly or indirectly, more than 50% of the outstanding voting shares (or more than 50% of the kick-out rights through voting interests for investments in limited partnerships). When the Company becomes involved with an entity and

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

when the nature of the Company’s involvement with the entity changes, in order to determine if the Company must consolidate the entity, it evaluates:

•	The structure and purpose of the entity;

•	The risks and rewards created by and shared through the entity;

•	The entity’s participants’ ability to direct the activities, receive its benefits, and absorb its losses; and

•	If the Company has more than 50% of the outstanding voting rights or can unilaterally exercise substantive kick-out rights.

The Company performs ongoing qualitative analyses of its involvement with VIEs to determine if consolidation is required.

4.    Policy loans are carried at their unpaid balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned. Policy loans are fully collateralized by the cash surrender value of the associated insurance policy.

5.    Short-term investments include securities purchased with investment intent and with initial maturities of one year or less, and are generally carried at fair value which is approximated from amortized cost. They also include highly liquid money market securities that are traded in an active market and are carried at fair value.

6.    The Company participates in a securities lending program in which the Company lends fixed maturity securities that are held as part of its general account investment portfolio to third parties. The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio. The borrower can return and the Company can request the loaned securities be returned at any time. The Company maintains ownership of the securities at all times and is entitled to receive from the borrower any payments for interest received on such securities during the loan term. Securities lending transactions are accounted for as secured borrowings. The securities on loan are included within fixed maturities and short-term investments in the accompanying consolidated balance sheets. The securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default. The Company generally requires initial collateral in an amount greater than or equal to 102% of the fair value of domestic securities loaned and 105% of foreign securities loaned. Such collateral is used to replace the securities loaned in event of default by the borrower. Acceptable collateral is generally defined as government securities, letters of credit and/or cash collateral. Some cash collateral may be reinvested in short-term repurchase agreements which are also collateralized by U.S. Government or U.S. Government Agency securities. Reinvested cash collateral is recognized within collateral under securities lending agreements in the accompanying consolidated balance sheets. Non-cash collateral is not recognized as the Company does not have effective control.

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

Derivative financial instruments

The Company enters into derivative transactions which include the use of interest rate swaps, interest rate swaptions, cross-currency swaps, foreign currency forwards, U.S. government treasury futures, Eurodollar futures, futures on equity indices, interest rate swap futures, and other forward contracts. The Company uses these derivative instruments to manage various risks, including interest rate and foreign currency exchange rate risk associated with its invested assets and liabilities. Derivative instruments are not used for speculative reasons. Certain of the Company’s over-the-counter (“OTC”) derivatives are cleared and settled through a central clearing counterparty while others are bilateral contracts between the Company and a counterparty.

All derivatives, regardless of hedge accounting treatment, are recorded in other assets and other liabilities at fair value. Although some derivatives are executed under a master netting arrangement, the Company does not offset in the consolidated balance sheets the fair value of those derivative instruments and the related cash collateral or net derivative receivables and payables executed with the same counterparty under the same master netting arrangement. At inception of a derivative transaction, the hedge relationship and risk management objective is documented and the designation of the derivative is determined based on specific criteria of the transaction. Accounting for the ongoing changes in the fair value of a derivative depends on the intended use of the derivative. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in AOCI and are recognized in the consolidated income statements when the hedged item affects earnings. Changes in fair value resulting from foreign currency translations are recorded in either AOCI or net investment income, consistent with where they are recorded on the underlying hedged asset or liability. If the derivative is designated as a fair value hedge, the changes in its fair value and of the fair value of the hedged item attributable to the hedged risk are recognized in earnings in net investment income. Changes in the fair value, including changes resulting from foreign currency translations, of derivatives not qualifying for hedge accounting or where hedge accounting is not elected and the over effective portion of cash flow hedges are recognized in net investment income in the period of the change. Realized foreign currency transactional gains and losses, regardless of hedge accounting treatment, are recorded in net investment income. Termination of derivative contracts prior to expiration generally result in investment gains and losses. Fluctuations in interest rates, foreign currencies, or equity markets may cause the Company to experience volatility in net income.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The Company uses derivative financial instruments for risk management purposes associated with certain invested assets and policy liabilities. Derivatives are used to (a) hedge the economic effects of interest rate and stock market movements on the Company’s guaranteed lifetime withdrawal benefit (“GLWB”) liability, (b) hedge the economic effect of a large increase in interest rates on the Company’s general account life insurance, group pension liabilities, and certain separate account life insurance liabilities, (c) hedge the economic risks of other transactions such as future asset acquisitions or dispositions, the timing of liability pricing, currency risks on non-U.S. dollar denominated assets, and (d) convert floating rate assets or debt obligations to fixed rate assets or debt obligations for asset/liability management purposes.

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

The fair value of certain investments in the separate accounts, limited partnerships, and common collective trusts are estimated using net asset value per unit as a practical expedient and are excluded from the fair value hierarchy tables in Notes 8 and 17. These net asset values are based on the fair value of the underlying investments less liabilities.

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

Book overdrafts occur when checks have been issued by the Company, but have not been presented to the Company’s disbursement bank accounts for payment. These bank accounts allow the Company to delay funding of the issued checks until they are presented for payment. This delay in funding results in a temporary source of financing. The activity related to book overdrafts is included in the financing activities in the consolidated statement of cash flows.  The book overdrafts, in the amounts of $12,850 and $137, are included in other liabilities at December 31, 2016, and 2015, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

Internal use software

Purchased software costs, as well as certain internal and external costs incurred to develop internal use computer software during the application development stage, are capitalized and amortized using the straight-line method over the software’s estimated useful life up to five years.  Capitalized internal use software development costs, net of accumulated amortization, in the amounts of $98,074 and $93,646, are included in other assets at December 31, 2016, and 2015, respectively.  The Company capitalized $30,420, $47,895, and $31,473 of internal use software development costs during the years ended December 31, 2016, 2015, and 2014, respectively.

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

The Company’s separate accounts invest in shares of Great-West Funds, Inc. (“Great-West Funds”) and Putnam-sponsored mutual funds (“Putnam Funds”), open-end management investment companies, which are affiliates of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds.

Future policy benefits liabilities

Life insurance and annuity future benefits liabilities with life contingencies in the amounts of $16,530,160 and $15,955,510 at December 31, 2016, and 2015, respectively, are computed on the basis of assumed investment yield, mortality, morbidity, and expenses, including a margin for adverse deviation. These future policy benefits are calculated as the present value of future benefits (including dividends) and expenses less the present value of future net premiums. The assumptions used in calculating the future policy benefits generally vary by plan, year of issue, and policy duration. Additionally, these future policy benefits are established for claims that have been incurred but not reported based on factors derived from past experience.

Annuity contract benefits liabilities without life contingencies in the amounts of $12,291,378 and $11,104,721 at December 31, 2016, and 2015, respectively, are established at the contract holder’s account value, which is equal to cumulative deposits and credited interest, less withdrawals and mortality, and expense and/or administrative service charges. The Company’s general account also has some immediate annuities. Future benefits for immediate annuities without life contingent payouts are computed on the basis of assumed investment yield and expenses.

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

Policy benefits, and policy and contract claims ceded to (assumed from) other insurance companies, are carried as a reinsurance recoverable (payable) in the accompanying consolidated balance sheets. Premiums, fee income, and policyholder benefits are reported net of reinsurance ceded (assumed) in the accompanying consolidated statements of income. The cost of reinsurance related to long duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

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

Participating life and annuity policy benefit liabilities were $6,844,640 and $6,890,616 at December 31, 2016, and 2015, respectively.  Participating business composed approximately 10% and 10% of the Company’s individual life insurance in-force at December 31, 2016, and 2015, respectively, and 18%, 20%, and 21% of individual life insurance premium income for the years ended December 31, 2016, 2015, and 2014, respectively.  The policyholder’s share of net income on participating policies that cannot be distributed to the Company’s stockholder is excluded from stockholder’s equity and recorded as undistributed earnings on participating business in the consolidated balance sheet.

Revenue recognition

Life insurance premiums are recognized when due. Annuity contract premiums with life contingencies are recognized as received. Revenues for annuity and other contracts without significant life contingencies consist of contract charges for the cost of insurance, and contract administration and surrender fees that have been assessed against the contract account balance during the period and are recognized when earned in fee income. Fees from assets under management, assets under administration, shareholder servicing, mortality and expense risk charges, administration and recordkeeping services, and investment advisory services are recognized when earned in fee income.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

2.  Acquisition

Putnam Retirement Business

Description of transaction

On January 1, 2015, the Company acquired the retirement business of Putnam Investments, LLC (“Putnam”), an affiliate of the Company. The transaction was accounted for as a combination between entities under common control. As such, the assets and liabilities acquired from Putnam were recorded at historical cost as of January 1, 2015. In exchange for cash paid in the amount of $4,114, the Company acquired $11,501 of other assets, assumed $7,717 of other liabilities, and recognized a dividend of $330. The 2016 and 2015 amounts presented are aligned with the new business structure which includes the Putnam retirement business. The 2014 consolidated statement of income amounts reflect the previous structure which excludes the Putnam retirement business as the amounts were considered immaterial.

J.P. Morgan Retirement Plan Services

Description of transaction

On August 29, 2014, the Company completed the acquisition of all of the voting equity interests in the J.P. Morgan Retirement Plan Services (“RPS”) large-market recordkeeping business for a total purchase price of $59,776. The Company incurred $2,859 of acquisition costs for the year ended December 31, 2014, which are included in general insurance expenses. This acquisition transformed the Company, together with Putnam, into the second largest provider based on number of participants in the U.S. defined contribution market.

Contingent consideration

The Company was obligated to make an additional earnout payment up to $50,000 based on the retention of aggregated revenue, as defined in the Purchase and Sale Agreement, 24 months after the close date. As such, an earnout payment of $14,400 was paid in 2016.

The Company recorded adjustments to general insurance expense to recognize the liability at its fair value of $209, $17,600, and zero for the years ended December 31, 2016, 2015, and 2014, respectively. The contingent consideration liability was zero and $14,609 for the years-ended December 31, 2016, and 2015, respectively.

Revenues and earnings of the acquiree

RPS contributed revenue and net income (loss), included in the consolidated statements of income, as follows:

	Year Ended December 31,
	2015	2014
Revenue	$182,759	$54,267
Net loss	(944)	(3,416)

Pro-forma information

Supplementary pro-forma revenues and net earnings for the combined entity, as though the acquisition date for this business combination had been as of January 1, 2014 have not been included as it is impracticable since historical records are not available.

3.  Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. The update primarily amends the criteria used to evaluate whether certain VIEs should be consolidated. The update also modifies the criteria used to determine

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

whether partnerships and similar entities are VIEs. The update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, including in the interim periods. The adoption of this ASU did not have a material effect on the Company’s consolidated financial position or results of operations; however, the Company has additional investments that meet the definition of VIE under this update.  As such, the guidance was retrospectively applied and the December 31, 2015 carrying value and maximum exposure to loss in relation to the activities of the VIEs disclosed in Note 5 includes an additional $35,776 to conform to the current period presentation.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The update requires the Company to determine if a cloud computing arrangement contains a software license and if so, apply the accounting requirements for other intangible assets. The update also supersedes the requirement to apply lease accounting requirements by analogy for lease classification. If the arrangement is not a software license, then the Company applies accounting requirements for a service requirement. The update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of this ASU did not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”).  The update required assets being valued using net asset value (“NAV”) as a practical expedient to be excluded from the fair value hierarchy table.  The update is effective for interim and annual periods beginning after December 15, 2015.  The adoption of this ASU did not have an impact on the Company’s consolidated financial position or results of operations; however, the Company has investments in separate accounts, limited partnerships and common collective trust funds for which fair value is estimated using NAV as a practical expedient.  As such, the Company has retroactively applied this guidance as required by the ASU and made the following updates to conform to the current year presentation:

•	Note 8 - removed $533,961 from the December 31, 2015, Level 2 investments in separate accounts in the fair value hierarchy table.

•
Note 17 - removed $286,000 from the Level 2 investments in common collective trust funds and $7,654 from Level 3 investments in limited partnership investments in the December 31, 2015 fair value hierarchy table and removed the $7,654 from the December 31, 2015, Level 3 fair value rollforward.

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

Future adoption of new accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The update outlines a comprehensive accounting model for revenue arising from customer contracts and supersedes most current revenue recognition guidance, including industry-specific guidance. While the update does not apply to insurance contracts within the scope of Topic 944, it does apply to fee income earned by the Company which includes fees from assets under management, assets under administration, shareholder servicing, administration and recordkeeping services, and investment advisory services. The core principle of the model requires that an entity recognizes revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The update also requires increased disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The FASB has also issued several updates to ASU 2014-09 including ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (improving the operability and understandability of the implementation guidance on principal versus agent considerations), ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (reducing the cost and complexity of applying the guidance on identifying promised goods or services and to improve the operability and understandability of the licensing implementation guidance), ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (amending the guidance on collectability, non cash consideration, presentation of sales tax, and transition) and ASU 2016-20, Technical Corrections and Improvements to Topic

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

606, Revenue from Contracts with Customers (amending the guidance on contract costs, certain disclosure requirements, etc.). In adopting ASU 2014-09, the Company may use either a full retrospective or a modified retrospective approach. The update is effective for public business entities for interim and annual periods beginning after December 15, 2017. Early adoption is permitted as of accounting periods beginning after December 15, 2016. The Company’s evaluation of ASU 2014-09 is ongoing and not complete. The FASB has issued and may issue in the future, interpretative guidance, which may cause the evaluation to change. While the Company anticipates some changes to revenue recognition, it does not currently believe ASU 2014-09 will have a material effect on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-05, Derivative Contract Novations. This update clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument in an existing hedging relationship would not, in and of itself, be considered a termination of the derivative instrument or a change in critical term of the hedging relationship. The update is effective for fiscal years and interim periods within those beginning after December 15, 2016. The Company does not believe this ASU will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures. This update simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. The update is effective for fiscal years and interim periods within those beginning after December 15, 2016. The Company does not believe this ASU will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Account. This update simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and cash flow statements. The update is effective for fiscal years and interim periods within those beginning after December 15, 2016. The Company does not believe this ASU will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses: Measurement of Credit Losses on Financial Instruments. This update amends guidance on the impairment of financial instruments by adding an impairment model that is based on expected losses rather than incurred losses and is intended to result in more timely recognition of losses. The standard also simplifies the accounting by decreasing the number of credit impairment models that an entity can use to account for debt instruments. The update is effective for fiscal years and interim periods within those beginning after December 15, 2019 and early adoption is permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of this update on its consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This update amends the guidance on the classification of certain cash receipts and payments on the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate and bank-owned life insurance policies, distributions from equity method investees, beneficial interests in securitized transactions, and separately identifiable cash flows and application of the predominance principle. The update is effective for fiscal years and interim periods within those beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (a consensus of the Emerging Issues Task Force). This update requires organizations to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result organizations will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The update is effective for fiscal years and interim periods within those beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other. The update eliminates Step 2 from the goodwill impairment test and will require management to perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  Any amount by which the carrying amount exceeds the reporting unit’s fair value (not to exceed the goodwill allocated to that reporting unit) is recognized as an impairment charge.  The update is effective for annual or any interim goodwill impairment tests after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect this update to have a material impact on its consolidated financial statements.

4.  Related Party Transactions

In the normal course of its business, the Company enters into reinsurance agreements with related parties. Included in the consolidated balance sheets are the following amounts related to reinsurance ceded to and assumed from related parties:

	December 31,
	2016	2015
Reinsurance recoverable	$522,950	$530,213
Future policy benefits	1,608,884	1,724,797

Included in the consolidated statements of income are the following related party amounts:

	Year Ended December 31,
	2016	2015	2014
Premium income, net of related party premiums ceded of $17,774, $15,731, and $13,901	$66,928	$68,722	$71,453
Life and other policy benefits, net of reinsurance recoveries of $8,862, $6,494, and $4,594	189,125	193,215	209,102
Decrease in future policy benefits	(88,639)	(52,842)	(46,915)

In the normal course of business the Company enters into agreements with related parties whereby it provides and/or receives recordkeeping services, investment advisory services, and tax-related services, as well as corporate support services which include general and administrative services, information technology services, and marketing services. The following table presents revenue, expenses incurred and expense reimbursement from related parties for services provided and/or received pursuant to these service agreements. These amounts, in accordance with the terms of the contracts, are based upon market

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

price, estimated costs incurred or resources expended as determined by number of policies, number of participants, certificates in-force, administered assets, or other similar drivers.

		Year Ended December 31,			Financial statement line
Description	Related party	2016	2015	2014
Receives corporate support services	CLAC (1), Great-West Life (1), Great West Global (3), and Putnam (2)	$18,763	$12,609	$4,053	General insurance expense
Provides recordkeeping services	CLAC (1) and Putnam (2)	245	377	13,956	Fee income
Provides shareholder services	Putnam (2)	15,852	5,531	—	Fee income
Receives reimbursement from tax sharing indemnification related to state and local tax liabilities	Putnam (2)	12,261	13,563	7,506	Other revenue
Provides advisory, trustee, recordkeeping and administrative services	Great-West Funds, Inc. and Collective Income Trusts (4)	140,455	138,936	126,726	Fee income

(1) An indirect wholly-owned subsidiary of Lifeco
(2) A wholly-owned subsidiary of Lifeco U.S.
(3) An indirect wholly-owned subsidiary of Lifeco U.S.
(4) Great-West Capital Management, LLC, a subsidiary of the Company, serves as a Registered Investment Advisor to Great-West Funds, Inc., an affiliated open-end management investment company, and to Great-West Trust Company, LLC, an affiliated trust company. Great-West Trust Company, LLC, serves as trustee to several collective investment trusts.  The Company provides Great-West Funds, Inc. recordkeeping and administrative services to shareholders and account owners.

The following table summarizes amounts due from parent and affiliates:

			December 31,
Related party	Indebtedness	Due date	2016	2015
GWL&A Financial	On account	On demand	$45,190	$38,864
Lifeco U.S.	On account	On demand	34,992	11,783
Other related party receivables	On account	On demand	1,813	11,949
Total			$81,995	$62,596

The following table summarizes amounts due to parent and affiliates:

			December 31,
Related party	Indebtedness	Due date	2016	2015
GWL&A Financial (1)	Surplus note	November 2034	$194,502	$194,474
GWL&A Financial (2)	Surplus note	May 2046	333,400	333,400
GWL&A Financial	Note interest	May 2017	3,190	4,701
Other related party payables	On account	On demand	6,898	7,735
Total			$537,990	$540,310

(1) A note payable to GWL&A Financial was issued as a surplus note on November 15, 2004, with a face amount of $195,000 and carrying amounts of $194,502 and $194,474 at December 31, 2016, and 2015, respectively.  The surplus note bears interest at the rate of 6.675% per annum, payable in arrears each May and November.  The note matures on November 15, 2034.
(2) A note payable to GWL&A Financial was issued as a surplus note on May 19, 2006, with a face amount and carrying amount of $333,400.  The surplus note bears an interest rate of 2.588% plus the then-current three-month London Interbank Offering Rate (“LIBOR”).  The surplus note became redeemable by the Company at the principal amount plus any accrued and unpaid interest after May 16, 2016.  The note matures on May 16, 2046.

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

Interest expense attributable to these related party debt obligations was $29,185 for the year ended December 31, 2016 and $37,059 for the years ended December 31, 2015 and 2014. Included in other liabilities on the consolidated balance sheets is $3,190 and $4,701 of interest payable attributable to these related party debt obligations for the years ended December 31, 2016, and 2015, respectively.

The Company’s wholly owned subsidiary Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”) and CLAC are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,165,030 and renews annually until it expires on July 3, 2027.  The second letter of credit is for $70,000 and renews annually until it expires on December 31, 2017. At December 31, 2016, and 2015 there were no outstanding amounts related to the letters of credit.

Included within reinsurance recoverable in the consolidated balance sheets are $511,575 and $520,753 of funds withheld assets as of December 31, 2016, and 2015, respectively.  CLAC pays the Company, on a quarterly basis, interest on the funds withheld balance at a rate of 4.55% per annum. The interest income, in the amount of $22,045, $22,165, and $21,295, is included in net investment income for the years ended December 31, 2016, 2015, and 2014, respectively.

The Company’s separate accounts invest in shares of Great-West Funds, Inc. and Putnam Funds, which are affiliates of the Company and shares of other non-affiliated mutual funds and government and corporate bonds.  The Company’s separate accounts include mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company.  During the years ended December 31, 2016, 2015, and 2014, these purchases totaled $183,365, $146,547, and $132,961, respectively.  As the general account investment contracts are also included in the separate account balances in the accompanying consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $302,898 and $309,108 at December 31, 2016, and 2015, respectively, to eliminate these amounts in its consolidated balance sheets at those dates.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

5.  Summary of Investments

The following tables summarize fixed maturity investments classified as available-for-sale and the non-credit-related component of OTTI in AOCI:

	December 31, 2016
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
Fixed maturities:	cost	gains	losses	and carrying value	included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$3,022,279	$47,791	$34,958	$3,035,112	$—
Obligations of U.S. states and their subdivisions	1,890,568	214,411	6,317	2,098,662	—
Corporate debt securities (2)	13,811,597	477,316	309,164	13,979,749	(1,488)
Asset-backed securities	1,226,493	104,274	18,388	1,312,379	(72,464)
Residential mortgage-backed securities	138,292	3,867	1,167	140,992	23
Commercial mortgage-backed securities	1,222,257	23,207	20,182	1,225,282	—
Collateralized debt obligations	361,241	339	53	361,527	—
Total fixed maturities	$21,672,727	$871,205	$390,229	$22,153,703	$(73,929)

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
(2) Includes perpetual debt investments with amortized cost of $135,187 and estimated fair value of $113,239.

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

	December 31, 2016
	Amortized cost	Estimated fair value
Maturing in one year or less	$668,305	$690,369
Maturing after one year through five years	3,741,043	3,917,479
Maturing after five years through ten years	6,570,148	6,650,854
Maturing after ten years	5,088,280	5,208,071
Mortgage-backed and asset-backed securities	5,604,951	5,686,930
Total fixed maturities	$21,672,727	$22,153,703

Mortgage-backed (commercial and residential) and asset-backed securities include those issued by the U.S. government and U.S. agencies.

The following table summarizes information regarding the sales of securities classified as available-for-sale:

	Year Ended December 31,
	2016	2015	2014
Proceeds from sales	$4,541,303	$4,187,547	$2,705,999
Gross realized gains from sales	84,305	47,965	47,852
Gross realized losses from sales	16,858	6,476	1,229

Mortgage loans on real estate - The following table summarizes the carrying value of the mortgage loan portfolio by component:

	December 31, 2016	December 31, 2015
Principal	$3,558,863	$3,242,627
Unamortized premium (discount) and fees, net	5,541	7,967
Foreign exchange translation	(2,696)	—
Mortgage provision allowance	(2,882)	(2,890)
Total mortgage loans	$3,558,826	$3,247,704

The following table summarizes the recorded investment of the mortgage loan portfolio by risk assessment category as of December 31, 2016, and 2015, respectively.

	December 31, 2016	December 31, 2015
Performing	$3,560,243	$3,249,129
Non-performing	1,465	1,465
Total	$3,561,708	$3,250,594

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following table summarizes activity in the mortgage provision allowance:

	Year Ended December 31,
	2016	2015	2014
	Commercial mortgages	Commercial mortgages	Commercial mortgages
Beginning balance	$2,890	$2,890	$2,890
Provision increases	536	—	—
Provision decreases	(544)	—	—
Ending balance	$2,882	$2,890	$2,890

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$536	$—	$—
Collectively evaluated for impairment	2,346	2,890	2,890

Recorded investment balance in the mortgage loan portfolio, gross of allowance, by basis of impairment method:	$3,561,708	$3,250,594	$3,366,460
Individually evaluated for impairment	1,465	14,031	12,986
Collectively evaluated for impairment	3,560,243	3,236,563	3,353,474

Limited partnership and other corporation interests - At December 31, 2016, and 2015, the Company had $34,895 and $40,980, respectively, invested in limited partnership and other corporation interests.  Limited partnership interests represent the Company’s minority ownership interests in pooled investment funds that primarily make private equity investments across diverse industries and geographical focuses. The Company has determined its interest in each limited partnership to be considered a VIE. Consolidation is not required as the Company is not deemed to be the primary beneficiary of the VIEs.

The carrying value and maximum exposure to loss in relation to the activities of the VIEs was $32,444 and $38,504 at December 31, 2016, and 2015, respectively.

Special deposits - The Company had securities on deposit with government authorities as required by certain insurance laws with fair values of $7,659 and $14,000 at December 31, 2016, and 2015, respectively.

Securities lending - The Company had no securities on loan under the program, and therefore no cash or securities held as collateral, at December 31, 2016, and 2015.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

Unrealized losses on fixed maturity investments classified as available-for-sale - The following tables summarize unrealized investment losses, including the non-credit-related portion of OTTI losses reported in AOCI, by class of investment:

	December 31, 2016
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$2,006,588	$34,752	$10,526	$206	$2,017,114	$34,958
Obligations of U.S. states and their subdivisions	216,154	5,922	10,498	395	226,652	6,317
Corporate debt securities	4,119,630	170,453	860,153	138,711	4,979,783	309,164
Asset-backed securities	316,065	6,971	230,331	11,417	546,396	18,388
Residential mortgage-backed securities	16,962	102	14,297	1,065	31,259	1,167
Commercial mortgage-backed securities	592,508	17,535	26,068	2,647	618,576	20,182
Collateralized debt obligations	160,612	53	—	—	160,612	53
Total fixed maturities	$7,428,519	$235,788	$1,151,873	$154,441	$8,580,392	$390,229
Total number of securities in an unrealized loss position		610		128		738

	December 31, 2015
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$1,357,822	$4,101	$23,604	$507	$1,381,426	$4,608
Obligations of U.S. states and their subdivisions	267,581	7,903	—	—	267,581	7,903
Foreign government securities	2,286	5	—	—	2,286	5
Corporate debt securities	4,412,965	202,874	552,791	117,507	4,965,756	320,381
Asset-backed securities	247,082	4,372	182,404	8,990	429,486	13,362
Residential mortgage-backed securities	—	—	18,625	1,508	18,625	1,508
Commercial mortgage-backed securities	429,175	11,154	44,498	375	473,673	11,529
Collateralized debt obligations	9,054	58	—	—	9,054	58
Total fixed maturities	$6,725,965	$230,467	$821,922	$128,887	$7,547,887	$359,354
Total number of securities in an unrealized loss position		558		106		664

Fixed maturity investments - Total unrealized losses and OTTI increased by $30,875, or 9%, from December 31, 2015, to December 31, 2016.  The overall increase in unrealized losses was across several asset classes and reflects higher interest rates at December 31, 2016, compared to December 31, 2015, resulting in generally lower valuations of these fixed maturity securities.

Total unrealized losses greater than twelve months increased by $25,554 from December 31, 2015, to December 31, 2016.  Corporate debt securities account for 90%, or $138,711, of the unrealized losses and OTTI greater than twelve months at December 31, 2016. Non-investment grade corporate debt securities account for $13,285 of the unrealized losses and OTTI greater than twelve months, and $6,791 of the losses are on perpetual debt investments issued by investment grade rated banks in the United Kingdom. Management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

Asset-backed securities account for 7% of the unrealized losses and OTTI greater than twelve months at December 31, 2016.  The present value of the cash flows expected to be collected is not less than amortized cost and management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Other-than-temporary impairment recognition - The OTTI on fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in realized investment gains (losses) is summarized as follows:

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$102,343	$119,532	$167,961
Initial impairments - credit loss on securities not previously impaired	—	759	—
Reductions:
Due to sales, maturities, or payoffs during the period	(1,785)	(559)	(646)
Due to increases in cash flows expected to be collected that are recognized over the remaining life of the security	(16,893)	(17,389)	(47,783)
Ending balance	$83,665	$102,343	$119,532

Net Investment Income

The following table summarizes net investment income:

	Year Ended December 31,
	2016	2015	2014
Investment income:
Fixed maturity and short-term investments	$819,047	$796,133	$816,907
Mortgage loans on real estate	142,478	150,284	149,497
Policy loans	199,737	206,081	207,013
Limited partnership interests	1,759	10,462	9,128
Net interest on funds withheld balances under reinsurance agreements, related party	22,045	22,165	21,295
Derivative instruments (1)	100,007	78,655	39,533
Other	10,468	9,228	5,008
	1,295,541	1,273,008	1,248,381
Investment expenses	(18,982)	(18,578)	(19,993)
Net investment income	$1,276,559	$1,254,430	$1,228,388

(1) Includes gains (losses) on the hedged asset for fair value hedges.

Realized Investment Gains (Losses)

The following table summarizes realized investment gains (losses):

	Year Ended December 31,
	2016	2015	2014
Realized investment gains (losses):
Fixed maturity and short-term investments	$87,108	$46,027	$54,219
Derivative instruments	(5,318)	5,840	90,504
Mortgage loans on real estate	10,972	31,841	6,857
Other	120	2	(4,209)
Realized investment gains (losses)	$92,882	$83,710	$147,371

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

The ISDA Master Agreements contain provisions that would allow the counterparties to require immediate settlement of all derivative instruments in a net liability position if the Company were to default on any debt obligations over a certain threshold.  The MSFTA contain provisions which do not stipulate a threshold for default and only apply to debt obligations between the Company and the specific counterparty. The aggregate fair value, inclusive of accrued income and expense, of derivative instruments with credit-risk-related contingent features that were in a net liability position was $38,324 and $76,107 as of December 31, 2016, and 2015, respectively.  The Company had pledged collateral related to these derivatives of zero and $45,940 as of December 31, 2016, and 2015, respectively, in the normal course of business.  If the credit-risk-related contingent features were triggered on December 31, 2016, the fair value of assets that could be required to settle the derivatives in a net liability position was $38,324.

At December 31, 2016, and 2015, the Company had pledged zero and $50,924 of unrestricted cash collateral to counterparties in the normal course of business, while other counterparties had pledged $103,214 and $19,060 of unrestricted cash collateral to the Company to satisfy collateral netting agreements, respectively.

At December 31, 2016, the Company estimated $9,581 of net derivative gains related to cash flow hedges included in AOCI will be reclassified into net income within the next twelve months. Gains and losses included in AOCI are reclassified into net income when the hedged item affects earnings.

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

Foreign currency contracts

Cross-currency swaps and foreign currency forwards are used to manage the foreign currency exchange rate risk associated with investments denominated in other than U.S. dollars.  The Company uses cross-currency swaps to convert interest and principal payments on foreign denominated debt instruments into U.S. dollars.  Cross-currency swaps may be designated as cash flow hedges; however, hedge accounting is not always elected. The Company uses foreign currency forwards to reduce the risk of foreign currency exchange rate changes on proceeds received on sales of foreign denominated debt instruments; however, hedge accounting is not elected.

Equity contracts

The Company uses futures on equity indices to offset changes in guaranteed lifetime withdrawal benefit liabilities; however, hedge accounting is not elected.

Other forward contracts

The Company uses forward settling to be announced (“TBA”) securities to gain exposure to the investment risk and return of agency mortgage-backed securities (pass-throughs).  These transactions enhance the return on the Company’s investment portfolio and provide a more liquid and cost effective method of achieving these goals than purchasing or selling individual agency mortgage-backed pools.  As the Company does not regularly accept delivery of such securities, they are accounted for as derivatives but hedge accounting is not elected. The Company had no open TBA contracts at either December 31, 2016, or 2015.

The following tables summarize the notional amount and fair value of derivative financial instruments, excluding embedded derivatives:

	December 31, 2016
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$419,800	$33,390	$33,390	$—
Cross-currency swaps	614,208	45,347	53,641	8,294
Total cash flow hedges	1,034,008	78,737	87,031	8,294

Total derivatives designated as hedges	1,034,008	78,737	87,031	8,294

Derivatives not designated as hedges:
Interest rate swaps	468,100	(4,358)	8,982	13,340
Futures on equity indices	34,422	—	—	—
Interest rate futures	81,500	—	—	—
Interest rate swaptions	165,534	354	354	—
Cross-currency swaps	612,733	33,371	50,018	16,647
Total derivatives not designated as hedges	1,362,289	29,367	59,354	29,987
Total derivative financial instruments	$2,396,297	$108,104	$146,385	$38,281

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

Notional amounts are used to express the extent of the Company’s involvement in derivative transactions and represent a standard measurement of the volume of its derivative activity.  Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received. The average notional outstanding during the year ended December 31, 2016, was $784,900, $1,141,967, $145,658, $156,632, and $2,230,167 for interest rate swaps, cross-currency swaps, futures, swaptions, and other forward contracts, respectively. The average notional outstanding during the year ended December 31, 2015, was $443,589, $937,242, $111,801, $212,299, and $5,014,845 for interest rate swaps, cross-currency swaps, futures, swaptions, and other forward contracts, respectively.

The following tables present the effect of derivative instruments in the consolidated statements of income reported by cash flow hedges, fair value hedges, and economic hedges, excluding embedded derivatives:

	Gain (loss) recognized in OCI on derivatives (Effective portion)			Gain (loss) reclassified from OCI into net income (Effective portion)
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Cash flow hedges:
Interest rate swaps	$810	$2,228	$9,096	$5,437	$6,779	$7,462	(A)
Interest rate swaps	—	—	—	—	3,634	—	(B)
Interest rate swaps	21,228	—	—	(2,657)	—	—	(C)
Cross-currency swaps	22,738	28,833	11,041	8,469	2,101	1,030	(A)
Cross-currency swaps	—	—	—	—	—	(154)	(B)
Interest rate futures	—	—	—	—	(134)	70	(A)
Total cash flow hedges	$44,776	$31,061	$20,137	$11,249	$12,380	$8,408
(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.
(C) Interest expense.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

	Gain (loss) on derivatives recognized in net income				Gain (loss) on hedged assets recognized in net income
	Year Ended December 31,				Year Ended December 31,
	2016	2015	2014		2016	2015	2014
Fair value hedges:
Interest rate swaps	$—	$(1,507)	$(3,444)	(A)	$—	$—	$—
Interest rate swaps	—	773	—	(B)	—	—	—
Items hedged in interest rate swaps	—	—	—		—	1,511	3,439	(A)
Items hedged in interest rate swaps	—	—	—		—	(773)	—	(B)
Total fair value hedges	$—	$(734)	$(3,444)		$—	$738	$3,439

(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

	Gain (loss) on derivatives recognized in net income
	Year Ended December 31,
	2016		2015		2014
Derivatives not designated as hedging instruments:
Futures on equity indices	$817	(A)	$(284)	(A)	$(41)	(A)
Futures on equity indices	(7,930)	(B)	(527)	(B)	(534)	(B)
Interest rate swaps	(4,541)	(A)	(1,094)	(A)	6,508	(A)
Interest rate futures	(57)	(A)	(65)	(A)	(51)	(A)
Interest rate futures	(164)	(B)	1	(B)	305	(B)
Interest rate swaptions	302	(A)	2,868	(A)	2,424	(A)
Interest rate swaptions	(313)	(B)	(3,115)	(B)	(3,578)	(B)
Currency forwards	111	(A)	—	(A)	—	(A)
Other forward contracts	4,690	(B)	5,074	(B)	94,465	(B)
Cross-currency swaps	85,746	(A)	69,819	(A)	24,588	(A)
Cross-currency swaps	(1,601)	(B)	—	(B)	—	(B)
Total derivatives not designated as hedging instruments	$77,060		$72,677		$124,086
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

The estimated fair value of the GLWB was $5,712 and $11,257 at December 31, 2016, and 2015, respectively. The changes in fair value of the GLWB were $(5,545) and $11,257 for the years ended December 31, 2016, and 2015, respectively.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

	December 31, 2016
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments:	recognized assets/liabilities (1)	instruments	received/(pledged)	fair value
Derivative instruments (assets) (2)	$119,862	$(26,254)	$92,756	$852
Derivative instruments (liabilities) (3)	26,254	(26,254)	—	—

	December 31, 2015
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments:	recognized assets/liabilities (1)	instruments	received/(pledged)	fair value
Derivative instruments (assets) (2)	$66,435	$(38,236)	$19,060	$9,139
Derivative instruments (liabilities) (3)	76,107	(38,236)	(37,871)	—

(1) The gross fair value of derivative instruments is not netted against offsetting liabilities for presentation on the consolidated balance sheets.
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

8.  Fair Value Measurements

Recurring fair value measurements

The following tables present the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy category:

	Assets and liabilities measured at fair value on a recurring basis
	December 31, 2016
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$3,035,112	$—	$3,035,112
Obligations of U.S. states and their subdivisions	—	2,098,662	—	2,098,662
Corporate debt securities	—	13,968,110	11,639	13,979,749
Asset-backed securities	—	1,312,379	—	1,312,379
Residential mortgage-backed securities	—	140,992	—	140,992
Commercial mortgage-backed securities	—	1,225,282	—	1,225,282
Collateralized debt obligations	—	361,527	—	361,527
Total fixed maturities available-for-sale	—	22,142,064	11,639	22,153,703
Fixed maturities held-for-trading:
U.S. government direct obligations and U.S. agencies	—	458,067	—	458,067
Corporate debt securities	—	55,591	—	55,591
Commercial mortgage-backed securities	—	1,080	—	1,080
Total fixed maturities held-for-trading	—	514,738	—	514,738
Short-term investments	267,851	36,137	—	303,988
Collateral under derivative counterparty collateral agreements	103,214	—	—	103,214
Derivative instruments designated as hedges:
Interest rate swaps	—	33,390	—	33,390
Cross-currency swaps	—	53,641	—	53,641
Derivative instruments not designated as hedges:
Interest rate swaps	—	8,982	—	8,982
Interest rate swaptions	—	354	—	354
Cross-currency swaps	—	50,018	—	50,018
Total derivative instruments	—	146,385	—	146,385
Separate account assets (1)	15,407,992	11,199,924	—	27,037,765
Total assets	$15,779,057	$34,039,248	$11,639	$50,259,793

Liabilities
Collateral under derivative counterparty collateral agreements	$103,214	$—	$—	$103,214
Derivative instruments designated as hedges:
Cross-currency swaps	—	8,294	—	8,294
Derivative instruments not designated as hedges:
Interest rate swaps	—	13,340	—	13,340
Cross-currency swaps	—	16,647	—	16,647
Total derivative instruments	—	38,281	—	38,281
Embedded derivatives - GLWB	—	—	5,712	5,712
Separate account liabilities (2)	55	336,468	—	336,523
Total liabilities	$103,269	$374,749	$5,712	$483,730

(1) Included in the total fair value amount are $430 million of investments as of December 31, 2016 for which the fair value is estimated using net asset value per unit as a practical expedient which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy in connection with the adoption of ASU 2015-07.
(2) Includes only separate account instruments which are carried at the fair value of the underlying liabilities owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

	Assets and liabilities measured at fair value on a recurring basis
	December 31, 2015
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$3,341,752	$—	$3,341,752
Obligations of U.S. states and their subdivisions	—	2,219,173	—	2,219,173
Foreign government securities	—	2,286	—	2,286
Corporate debt securities	—	12,501,174	4,538	12,505,712
Asset-backed securities	—	1,311,370	—	1,311,370
Residential mortgage-backed securities	—	125,372	—	125,372
Commercial mortgage-backed securities	—	1,016,908	—	1,016,908
Collateralized debt obligations	—	9,054	—	9,054
Total fixed maturities available-for-sale	—	20,527,089	4,538	20,531,627
Fixed maturities held-for-trading:
U.S. government direct obligations and U.S. agencies	—	558,208	—	558,208
Corporate debt securities	—	56,566	—	56,566
Commercial mortgage-backed securities	—	1,065	—	1,065
Total fixed maturities held-for-trading	—	615,839	—	615,839
Short-term investments	132,288	134,738	—	267,026
Collateral under derivative counterparty collateral agreements	69,984	—	—	69,984
Derivative instruments designated as hedges:
Interest rate swaps	—	11,843	—	11,843
Cross-currency swaps	—	28,736	—	28,736
Derivative instruments not designated as hedges:
Interest rate swaps	—	8,295	—	8,295
Interest rate swaptions	—	189	—	189
Cross-currency swaps	—	19,537	—	19,537
Total derivative instruments	—	68,600	—	68,600
Separate account assets (1)	15,249,966	10,847,266	—	26,631,193
Total assets	$15,452,238	$32,193,532	$4,538	$48,184,269

Liabilities
Collateral under derivative counterparty collateral agreements	19,060	—	—	19,060
Derivative instruments designated as hedges:
Cross-currency swaps	—	22	—	22
Derivative instruments not designated as hedges:
Interest rate swaps	—	5,055	—	5,055
Cross-currency swaps	—	71,296	—	71,296
Total derivative instruments	—	76,373	—	76,373
Embedded derivatives - GLWB	—	—	11,257	11,257
Separate account liabilities (2)	24	290,293	—	290,317
Total liabilities	$19,084	$366,666	$11,257	$397,007
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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The methods and assumptions used to estimate the fair value of the Company’s financial assets and liabilities carried at fair value on a recurring basis are as follows:

Fixed maturity investments

The fair values for fixed maturity investments are generally based upon evaluated prices from independent pricing services.  In cases where these prices are not readily available, fair values are estimated by the Company. To determine estimated fair value for these instruments, the Company generally utilizes discounted cash flow models with market observable pricing inputs such as spreads, average life, and credit quality. Fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty.

Short-term investments

The amortized cost of short-term investments is a reasonable estimate of fair value due to their short-term nature and high credit quality of the issuers.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities
	Year Ended December 31, 2016
	Assets	Liabilities
	Fixed maturities available-for-sale Corporate debt securities	Embedded derivatives - GLWB
Balances, January 1, 2016	$4,538	$11,257
Realized and unrealized gains (losses) included in:
Net Income	—	(5,545)
Other comprehensive income (loss)	273	—
Settlements	(1,478)	—
Transfers into Level 3 (1)	11,236	—
Transfers out of Level 3 (2)	(2,930)	$—
Balances, December 31, 2016	$11,639	$5,712
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at December 31, 2016	$—	$(5,545)

(1) Transfers into Level 3 are due primarily to decreased observability of inputs in valuation methodologies.
(2) Transfers out of Level 3 are due primarily to increased observability of inputs in valuation methodologies as evidenced by corroboration of market prices with multiple pricing vendors and internal models.

	Recurring Level 3 financial assets and liabilities
	Year Ended December 31, 2015
	Assets			Liabilities
	Fixed maturities available-for-sale			Embedded derivatives - GLWB
	Corporate debt securities	Asset-backed securities	Total
Balances, January 1, 2015	$5,842	$36	$5,878	$—
Realized and unrealized gains (losses) included in:
Net Income	—	—	—	11,257
Other comprehensive income (loss)	(178)	—	(178)	—
Settlements	(1,126)	—	(1,126)	—
Transfers out of Level 3 (1)	—	(36)	(36)	$—
Balances, December 31, 2015	$4,538	$—	$4,538	$11,257
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at December 31, 2015	$—	$—	$—	$11,257

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

The following table presents significant unobservable inputs used during the valuation of certain assets categorized within Level 3 of the recurring fair value measurements table:

	Valuation Technique	Unobservable Input	Range
			December 31, 2016	December 31, 2015
Embedded derivatives - GLWB	Risk neutral stochastic valuation methodology	Equity volatility	15% - 30%	15% - 28%
		Swap curve	0.75% - 3.00%	0.75% - 3.00%
		Mortality rate	Based on the Annuity 2000 Mortality Table	Based on the Annuity 2000 Mortality Table
		Lapse rate	1% - 15%	1% - 15%

Generally, the following will cause an increase (decrease) in GLWB embedded derivative fair value liabilities:

•	An increase (decrease) in equity volatility;

•	A decrease (increase) in interest rates;

•	A decrease (increase) in mortality;

•	A decrease (increase) in lapses.

The Company notes the following interrelationships:

•
Low equity returns will potentially result in higher in-the-moneyness.   This may result in lower lapses increasing the projected number of inforce policies and may also increase the fair value of the GLWB reserve.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

Fair value of financial instruments

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments and investments not carried at fair value on a recurring basis:

	December 31, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets
Mortgage loans on real estate	$3,558,826	$3,574,240	$3,247,704	$3,362,496
Policy loans	4,019,648	4,019,648	4,092,661	4,092,661
Limited partnership interests	29,345	29,822	35,039	34,882
Other investments	14,382	44,687	14,596	44,723

Liabilities
Annuity contract benefits without life contingencies	$12,291,378	$12,129,631	$11,104,721	$10,839,205
Policyholders’ funds	285,554	285,554	299,577	299,577
Commercial paper	99,049	99,049	93,371	93,371
Notes payable	531,092	495,004	532,575	563,633

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

Limited partnership interests

Limited partnership interests, accounted for using the cost method, represent the Company’s minority ownership interests in pooled investment funds.  These funds employ varying investment strategies that primarily make private equity investments across diverse industries and geographical focuses.  The estimated fair value is determined using the partnership financial statement reported capital account or net asset value adjusted for other relevant information which may impact the exit value of the investments.  Distributions by these investments are generated from investment gains, from operating income generated by the underlying investments of the funds, and from liquidation of the underlying assets of the funds which are estimated to be liquidated over the next one to 10 years.  The estimated fair value is classified as Level 3.

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

9. Minimum Guarantees

The Company calculates additional liabilities for GMDB and GLWB. The following assumptions and methodology were used to determine GMDB additional reserves at December 31, 2016, and 2015.

Area	Assumptions/Basis for Assumptions
Data Used	Based on 1,050 investment performance scenarios
Mean Investment Performance	Equity: 7% - 13% Fixed, Bond, Money Market Fund: level 0% - 10%
Volatility	Equity: 10% - 35% Fixed, Bond, Money Market Fund: 0% - 9%
Mortality	Based on the 1994 VA MGDB Mortality Table
Lapse Rates	Lapse Rates vary by duration and surrender charge
Discount Rates	5%

The assumptions and techniques for valuing the GLWB reserve is disclosed within Note 8 and are identical to those used for valuing the GLWB embedded derivative.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The separate account liabilities subject to the requirements for additional liabilities for GMDB and GLWB, net amount at risk, net of reinsurance, and the weighted average attained age of contract owners for GMDB and GLWB at December 31, 2016, and 2015, were as follows:

	GMDB	GLWB	Total
December 31, 2016
Separate account liability	$55,607	$413,569	$469,176
Net amount at risk, net of reinsurance	$25,891	$2,941	$28,832
Weighted average attained age	71	58	N/A

December 31, 2015
Separate account liability	$55,999	$210,240	$266,239
Net amount at risk, net of reinsurance	$29,050	$7,582	$36,632
Weighted average attained age	70	57	N/A

The paid and incurred amounts for GMDB and GLWB for the years ended December 31, 2016, 2015, and 2014 were as follows:

	GMDB	GLWB	Total
Additional liability balance:
Balances, January 1, 2014	$5,993	$—	$5,993
Incurred guaranteed benefits	305	—	305
Paid guaranteed benefits	(732)	—	(732)
Balances, December 31, 2014	5,566	—	5,566
Incurred guaranteed benefits	821	4,813	5,634
Paid guaranteed benefits	(920)	—	(920)
Balances, December 31, 2015	5,467	4,813	10,280
Incurred guaranteed benefits	132	(2,740)	(2,608)
Paid guaranteed benefits	(503)	—	(503)
Balances, December 31, 2016	$5,096	$2,073	$7,169

The aggregate fair value of equity securities supporting separate accounts with GMDB and GLWB were as follows:

	December 31, 2016	December 31, 2015
Equity securities - GMDB	$55,605	$55,997
Equity securities - GLWB	412,977	209,828
Total	$468,582	$265,825

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

Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. The failure of reinsurers to honor their obligations could result in losses to the Company.  The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.  At December 31, 2016, and 2015, the reinsurance recoverables had carrying values in the amounts of $598,864 and $604,946, respectively.  Included in these

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

amounts are $522,950 and $530,213 at December 31, 2016, and 2015, respectively, associated with reinsurance agreements with related parties.  At December 31, 2016, and 2015, 87% and 88%, respectively, of the total reinsurance receivable was due from CLAC, a related party.

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

The following tables summarize life insurance in-force and total premium income at and for the year ended December 31, 2016:

	Life insurance in-force
	Individual	Group	Total
Written and earned direct	$54,618,888	$41,809,635	$96,428,523
Reinsurance ceded	(10,568,467)	(833,090)	(11,401,557)
Reinsurance assumed	56,165,011	—	56,165,011
Net	$100,215,432	$40,976,545	$141,191,977
Percentage of amount assumed to net	56%	—%	40%

	Premium income
	Life insurance	Annuities	Total
Written and earned direct	$392,654	$1,998	$394,652
Reinsurance ceded	(52,397)	(81)	(52,478)
Reinsurance assumed	123,175	—	123,175
Net	$463,432	$1,917	$465,349

The following tables summarizes life insurance in-force and total premium income at and for the year ended December 31, 2015:

	Life insurance in-force
	Individual	Group	Total
Written and earned direct	$53,403,194	$41,855,857	$95,259,051
Reinsurance ceded	(10,169,625)	(393,512)	(10,563,137)
Reinsurance assumed	58,742,234	—	58,742,234
Net	$101,975,803	$41,462,345	$143,438,148
Percentage of amount assumed to net	58%	—%	41%

	Premium income
	Life insurance	Annuities	Total
Written and earned direct	$368,442	$503	$368,945
Reinsurance ceded	(48,107)	(86)	(48,193)
Reinsurance assumed	124,798	—	124,798
Net	$445,133	$417	$445,550

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following table summarizes total premium income for the year ended December 31, 2014:

	Premium income
	Life insurance	Annuities	Total
Written and earned direct	$360,959	$1,255	$362,214
Reinsurance ceded	(45,925)	(95)	(46,020)
Reinsurance assumed	130,201	—	130,201
Net	$445,235	$1,160	$446,395

Reinsurance recoveries for life and other policy benefits were $39,520, $23,179, and $23,965 for the years ended December 31, 2016, 2015, and 2014, respectively.

11.  Deferred Acquisition Costs and Value of Business Acquired

The following table summarizes activity in DAC and VOBA:

	DAC	VOBA	Total
Balances, January 1, 2014	$314,071	$29,217	$343,288
Capitalized additions	110,315	—	110,315
Amortization and writedowns	(41,045)	(3,801)	(44,846)
Unrealized investment (gains) losses	(29,933)	(130)	(30,063)
Balances, December 31, 2014	353,408	25,286	378,694
Capitalized additions	63,093	—	63,093
Amortization and writedowns	(96,095)	(4,493)	(100,588)
Unrealized investment (gains) losses	73,012	(68)	72,944
Balances, December 31, 2015	393,418	20,725	414,143
Capitalized additions	93,222	—	93,222
Amortization and writedowns	(29,317)	(1,992)	(31,309)
Unrealized investment (gains) losses	10,522	112	10,634
Balances, December 31, 2016	$467,845	$18,845	$486,690

 The estimated future amortization of VOBA for the years ended December 31, 2017, through December 31, 2021, is approximately $3,200 per annum.

12.  Goodwill and Other Intangible Assets

The balance of goodwill, all of which is within the Empower Retirement segment, at December 31, 2016, and 2015 was $137,683.

The following tables summarize other intangible assets, all of which are within the Empower Retirement segment:

	December 31, 2016
	Gross carrying	Accumulated
	amount	amortization	Net book value
Customer relationships	$47,580	$(27,517)	$20,063
Non-competition	1,325	(1,301)	24
Total	$48,905	$(28,818)	$20,087

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

	December 31, 2015
	Gross carrying	Accumulated
	amount	amortization	Net book value
Customer relationships	$47,580	$(24,251)	$23,329
Non-competition	1,325	(835)	490
Total	$48,905	$(25,086)	$23,819

Amortization expense for other intangible assets included in general insurance expenses was $3,732, $4,096, and $3,531 for the years ended December 31, 2016, 2015, and 2014, respectively.  Except for goodwill, the Company has no intangible assets with indefinite lives.

The estimated future amortization of other intangible assets using current assumptions, which are subject to change, for the years ended December 31, 2017, through December 31, 2021, is approximately $2,200 per annum.

13.  Commercial Paper

The Company maintains a commercial paper program that is partially supported by a $50,000 corporate credit facility.

The following table provides information regarding the Company’s commercial paper program:

	December 31,
	2016	2015
Face value	$99,049	$93,371
Carrying value	$99,049	$93,371
Effective interest rate	0.7%-0.8%	0.5%-0.6%
Maturity range (days)	10 - 30	8 - 28

14.  Stockholder’s Equity and Dividend Restrictions

At December 31, 2016, and 2015, the Company had 50,000,000 shares of $1 par value preferred stock authorized, none of which was issued or outstanding at either date.  In addition, the Company has 50,000,000 shares of $1 par value common stock authorized, 7,292,708 and 7,232,986 of which were issued and outstanding at December 31, 2016, and 2015, respectively.

The Company’s net income and capital and surplus, as determined in accordance with statutory accounting principles and practices as prescribed by the National Association of Insurance Commissioners (“NAIC”), is as follows:

	Year Ended December 31,				December 31,
	2016	2015	2014		2016	2015
Net income	$100,657	$187,232	$134,091	Capital and surplus	$1,053,333	$1,114,764

Regulatory compliance is determined by a ratio of a company’s total adjusted capital (“TAC”) to its authorized control level risk-based capital (“ACL”), as determined in accordance with statutory accounting principles and practices as prescribed by the NAIC.  Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is 200% of ACL.  The Company’s risk-based capital ratio was in excess of the required amount as of December 31, 2016.

Dividends are paid as determined by the Board of Directors, subject to restrictions as discussed below.  During the years ended December 31, 2016, 2015, and 2014, the Company paid dividends in the amounts of $125,691, $139,533, and $316,401, respectively, to its parent company, GWL&A Financial.

As an insurance company domiciled in the State of Colorado, the Company is required to maintain a minimum of $2,000 of capital and surplus. In addition, the maximum amount of dividends which can be paid to stockholders by insurance companies

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

domiciled in the State of Colorado, without prior approval of the Insurance Commissioner, is subject to restrictions relating to statutory capital and surplus and statutory net gain from operations. As filed with the Colorado Division of Insurance, the statutory capital and surplus and net gain from operations at and for the year ended December 31, 2016, were $1,053,333 and $101,753, respectively.  Based on the as filed amounts, the Company may pay an amount up to $101,753 of dividends during the year ended December 31, 2017, without the prior approval of the Colorado Insurance Commissioner.  Prior to any payments of dividends, the Company seeks approval from the Colorado Insurance Commissioner.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

15. Other Comprehensive Income

The following tables present the accumulated balances for each classification of other comprehensive income (loss):

	Year Ended December 31, 2016
	Unrealized holding gains / losses arising on fixed maturities, available-for-sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2016	$339,520	$45,284	$(65,785)	$(85,581)	$233,438
Other comprehensive income (loss) before reclassifications	13,192	29,104	7,139	(4,755)	44,680
Amounts reclassified from AOCI	(40,964)	(7,312)	—	6,033	(42,243)
Net current period other comprehensive income (loss)	(27,772)	21,792	7,139	1,278	2,437
Balances, December 31, 2016	$311,748	$67,076	$(58,646)	$(84,303)	$235,875

	Year Ended December 31, 2015
	Unrealized holding gains / losses arising on fixed maturities, available-for-sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2015	$784,183	$33,141	$(108,194)	$(106,112)	$603,018
Other comprehensive income (loss) before reclassifications	(418,522)	20,190	42,409	12,825	(343,098)
Amounts reclassified from AOCI	(26,141)	(8,047)	—	7,706	(26,482)
Net current period other comprehensive income (loss)	(444,663)	12,143	42,409	20,531	(369,580)
Balances, December 31, 2015	$339,520	$45,284	$(65,785)	$(85,581)	$233,438

	Year Ended December 31, 2014
	Unrealized holding gains / losses arising on fixed maturities, available-for-sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2014	$434,023	$25,517	$(70,000)	$(43,786)	$345,754
Other comprehensive income (loss) before reclassifications	381,198	13,089	(38,194)	(67,380)	288,713
Amounts reclassified from AOCI	(31,038)	(5,465)	—	5,054	(31,449)
Net current period other comprehensive income (loss)	350,160	7,624	(38,194)	(62,326)	257,264
Balances, December 31, 2014	$784,183	$33,141	$(108,194)	$(106,112)	$603,018

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

 The following tables present the composition of other comprehensive income (loss):

	Year Ended December 31, 2016
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$20,295	$(7,103)	$13,192
Unrealized holding gains (losses), net, arising on cash flow hedges	44,776	(15,672)	29,104
Reclassification adjustment for (gains) losses, net, realized in net income	(74,271)	25,995	(48,276)
Net unrealized gains (losses) related to investments	(9,200)	3,220	(5,980)
Future policy benefits, DAC and VOBA adjustments	10,983	(3,844)	7,139
Net unrealized gains (losses)	1,783	(624)	1,159
Employee benefit plan adjustment	1,966	(688)	1,278
Other comprehensive income (loss)	$3,749	$(1,312)	$2,437

	Year Ended December 31, 2015
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$(643,880)	$225,358	$(418,522)
Unrealized holding gains (losses), net, arising on cash flow hedges	31,061	(10,871)	20,190
Reclassification adjustment for (gains) losses, net, realized in net income	(52,597)	18,409	(34,188)
Net unrealized gains (losses) related to investments	(665,416)	232,896	(432,520)
Future policy benefits, DAC and VOBA adjustments	65,245	(22,836)	42,409
Net unrealized gains (losses)	(600,171)	210,060	(390,111)
Employee benefit plan adjustment	31,586	(11,055)	20,531
Other comprehensive income (loss)	$(568,585)	$199,005	$(369,580)

	Year Ended December 31, 2014
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$586,458	$(205,260)	$381,198
Unrealized holding gains (losses), net, arising on cash flow hedges	20,137	(7,048)	13,089
Reclassification adjustment for (gains) losses, net, realized in net income	(56,159)	19,656	(36,503)
Net unrealized gains (losses) related to investments	550,436	(192,652)	357,784
Future policy benefits, DAC and VOBA adjustments	(58,760)	20,566	(38,194)
Net unrealized gains (losses)	491,676	(172,086)	319,590
Employee benefit plan adjustment	(95,886)	33,560	(62,326)
Other comprehensive income (loss)	$395,790	$(138,526)	$257,264

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following table presents the reclassifications from accumulated other comprehensive income (loss):

	Year Ended December 31,
	2016		2015		2014
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)						Affected line item in the statement where net income is presented
Unrealized holdings (gains) losses, net, arising on fixed maturities, available-for-sale	$(63,022)		$(40,217)		$(47,751)		Other realized investment (gains) losses, net
	(63,022)		(40,217)		(47,751)		Total before tax
	(22,058)		(14,076)		(16,713)		Tax expense or benefit
	$(40,964)		$(26,141)		$(31,038)		Net of tax

Unrealized holdings (gains) losses, net, arising on cash flow hedges	$(13,906)		$(12,380)		$(8,408)		Net investment income
	2,657		—		—		Interest expense
	(11,249)		(12,380)		(8,408)		Total before tax
	(3,937)		(4,333)		(2,943)		Tax expense or benefit
	$(7,312)		$(8,047)		$(5,465)		Net of tax

Amortization of employee benefit plan items
Prior service costs (benefits)	$(601)	(1)	$(694)	(1)	$3,189	(1)
Actuarial losses (gains)	9,882	(1)	12,550	(1)	2,730	(1)
Settlement	—	(1)	—	(1)	1,857	(1)
	9,281		11,856		7,776		Total before tax
	3,248		4,150		2,722		Tax expense or benefit
	$6,033		$7,706		$5,054		Net of tax

Total reclassification	$(42,243)		$(26,482)		$(31,449)		Net of tax

(1) These accumulated other comprehensive income components are included in the computation of net periodic (benefit) cost of employee benefit plans (see Note 17 for additional details).

16.  General Insurance Expenses

The following table summarizes the significant components of general insurance expenses:

	Year Ended December 31,
	2016	2015	2014
Compensation	$625,364	$564,008	$406,601
Commissions	222,028	206,360	210,797
Other	333,835	308,628	163,593
Total general insurance expenses	$1,181,227	$1,078,996	$780,991

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

The following tables provide a reconciliation of the changes in the benefit obligations, fair value of plan assets and the underfunded status for the Company’s Defined Benefit Pension, Post-Retirement Medical, and Supplemental Executive Retirement plans:

	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Change in projected benefit obligation:
Benefit obligation, January 1	$560,817	$583,080	$16,637	$12,782	$43,858	$55,832	$621,312	$651,694
Service cost	(1,403)	12,851	1,246	1,042	294	282	137	14,175
Interest cost	25,263	23,987	713	560	1,775	2,122	27,751	26,669
Actuarial (gain) loss	24,928	(42,863)	1,408	3,360	1,911	(9,504)	28,247	(49,007)
Regular benefits paid	(17,315)	(16,238)	(973)	(1,446)	(3,337)	(4,874)	(21,625)	(22,558)
Acquisition	—	—	—	339	—	—	—	339
Benefit obligation, December 31	$592,290	$560,817	$19,031	$16,637	$44,501	$43,858	$655,822	$621,312
Accumulated benefit obligation	$575,024	$544,011	$19,031	$16,637	$43,098	$42,182	$637,153	$602,830

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Change in plan assets:
Value of plan assets, January 1	$427,131	$443,962	$—	$—	$—	$—	$427,131	$443,962
Actual return on plan assets	43,271	(593)	—	—	—	—	43,271	(593)
Employer contributions	—	—	973	1,446	3,337	4,874	4,310	6,320
Benefits paid	(17,315)	(16,238)	(973)	(1,446)	(3,337)	(4,874)	(21,625)	(22,558)
Value of plan assets, December 31	$453,087	$427,131	$—	$—	$—	$—	$453,087	$427,131

	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	December 31,		December 31,		December 31,		December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Under funded status at December 31	$(139,203)	$(133,686)	$(19,031)	$(16,637)	$(44,501)	$(43,858)	$(202,735)	$(194,181)

The following table presents amounts recognized in the consolidated balance sheets for the Company’s Defined Benefit Pension, Post-Retirement Medical, and Supplemental Executive Retirement plans:

	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	December 31,		December 31,		December 31,		December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Amounts recognized in consolidated balance sheets:
Other liabilities	$(139,203)	$(133,686)	$(19,031)	$(16,637)	$(44,501)	$(43,858)	$(202,735)	$(194,181)
Accumulated other comprehensive income (loss)	(133,055)	(139,316)	5,715	8,540	(2,360)	(890)	(129,700)	(131,666)

The following table provides information regarding amounts in AOCI that have not yet been recognized as components of net periodic benefit cost at December 31, 2016:

	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax
Net gain (loss)	$(133,055)	$(86,486)	$5,091	$3,309	$(660)	$(429)	$(128,624)	$(83,606)
Net prior service (cost) credit	—	—	624	406	(1,700)	(1,105)	(1,076)	(699)
	$(133,055)	$(86,486)	$5,715	$3,715	$(2,360)	$(1,534)	$(129,700)	$(84,305)

The following table provides information regarding amounts in AOCI that are expected to be recognized as components of net periodic benefit costs during the year ended December 31, 2017:

	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax
Net gain (loss)	$(8,799)	$(5,719)	$210	$137	$54	$35	$(8,535)	$(5,547)
Prior service (cost) credit	—	—	453	294	(501)	(326)	(48)	(32)
	$(8,799)	$(5,719)	$663	$431	$(447)	$(291)	$(8,583)	$(5,579)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The expected benefit payments for the Company’s Defined Benefit Pension, Post-Retirement Medical, and Supplemental Executive Retirement plans for the years indicated are as follows:

	Defined Benefit Pension Plan	Post-Retirement Medical Plan	Supplemental Executive Retirement Plan
2017	$16,600	$856	$3,435
2018	20,029	843	2,775
2019	21,231	917	2,460
2020	22,694	946	2,438
2021	24,820	1,028	2,400
2022 through 2026	154,223	6,776	27,188

Net periodic (benefit) cost of the Defined Benefit Pension, Post-Retirement Medical, and Supplemental Executive Retirement plans included in general insurance expenses in the accompanying consolidated statements of income includes the following components:

	Defined Benefit Pension Plan
	Year Ended December 31,
	2016	2015	2014
Components of net periodic cost:
Service cost	$(1,403)	$12,851	$4,952
Interest cost	25,263	23,987	23,068
Expected return on plan assets	(22,339)	(28,345)	(29,288)
Amortization of unrecognized prior service cost	—	13	51
Amortization of loss from earlier periods	10,260	12,398	2,898
Net periodic cost	$11,781	$20,904	$1,681

	Post-Retirement Medical Plan
	Year Ended December 31,
	2016	2015	2014
Components of net periodic benefit:
Service cost	$1,246	$1,042	$985
Interest cost	713	560	574
Amortization of unrecognized prior service benefit	(1,102)	(1,640)	(1,706)
Amortization of gain from earlier periods	(317)	(511)	(450)
Net periodic benefit	$540	$(549)	$(597)

	Supplemental Executive Retirement Plan
	Year Ended December 31,
	2016	2015	2014
Components of net periodic cost:
Service cost	$294	$282	$586
Interest cost	1,775	2,122	2,528
Amortization of unrecognized prior service cost	501	933	4,844
Amortization of loss from earlier periods	(61)	663	282
Settlement	—	—	1,857
Net periodic cost	$2,509	$4,000	$10,097

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

The following tables present the assumptions used in determining benefit obligations of the Defined Benefit Pension, Post-Retirement Medical, and the Supplemental Executive Retirement plans:

	Defined Benefit Pension Plan
	December 31,
	2016	2015
Discount rate	4.20%	4.55%
Rate of compensation increase	4.47%	4.47%

	Post-Retirement Medical Plan
	December 31,
	2016	2015
Discount rate	4.05%	4.31%
Initial health care cost trend	6.75%	7.00%
Ultimate health care cost trend	5.00%	5.00%
Year ultimate trend is reached	2024	2024

	Supplemental Executive Retirement Plan
	December 31,
	2016	2015
Discount rate	3.80%	4.22%
Rate of compensation increase	4.00%	4.00%

During 2016, the Company adopted the Society of Actuaries Mortality Improvement Scale (MP-2016).

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

The following tables present the assumptions used in determining the net periodic (benefit) cost of the Defined Benefit Pension, Post-Retirement Medical, and the Supplemental Executive Retirement plans:

	Defined Benefit Pension Plan
	Year Ended December 31,
	2016	2015
Discount rate	4.55%	4.17%
Expected return on plan assets	6.00%	6.50%
Rate of compensation increase	4.47%	4.47%

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

	Post-Retirement Medical Plan
	Year Ended December 31,
	2016	2015
Discount rate	4.31%	3.94%
Initial health care cost trend	7.00%	6.50%
Ultimate health care cost trend	5.00%	5.00%
Year ultimate trend is reached	2024	2018

	Supplemental Executive Retirement Plan
	Year Ended December 31,
	2016	2015
Discount rate	4.22%	3.99%
Rate of compensation increase	4.00%	4.00%

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

The following table presents the impact on the Post-Retirement Medical Plan that a one-percentage-point change in assumed health care cost trend rates would have on the following:

	One percentage point increase	One percentage point decrease
Increase (decrease) on total service and interest cost on components	$322	$(269)
Increase (decrease) on post-retirement benefit obligation	2,430	(2,083)

The following table presents how the Company’s Defined Benefit Pension Plan assets are invested:

	December 31,
	2016	2015
Equity securities	45%	67%
Debt securities	39%	31%
Other	16%	2%
Total	100%	100%

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following tables present information about the Defined Benefit Retirement Plan’s assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation approach utilized to determine such fair value:

	Defined benefit plan assets measured at fair value on a recurring basis
	December 31, 2016
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Common collective trust funds: (1)
Equity index funds	$—	$—	$—	$34,578
Midcap index funds	—	—	—	35,330
World equity index funds	—	—	—	44,235
U.S. equity market funds	—	—	—	45,614
International equity funds	—	—	—	11,143
Total common collective trust funds	—	—	—	170,900
Fixed maturity investments:
U.S. government direct obligations and agencies	—	5,672	—	5,672
Obligations of U.S. states and their municipalities	—	18,670	—	18,670
Corporate debt securities	—	141,102	1,316	142,418
Asset-backed securities	—	7,828	—	7,828
Commercial mortgage-backed securities	—	2,884	—	2,884
Total fixed maturity investments	—	176,156	1,316	177,472
Equity investments:
Fixed income mutual funds	21,321	—	—	21,321
Equity mutual funds	11,106	—	—	11,106
Preferred stock	640	—	—	640
Total equity investments	33,067	—	—	33,067
Limited partnership investments (1)	—	—	—	7,022
Money market funds	62,883	—	—	62,883
Total defined benefit plan assets	$95,950	$176,156	$1,316	$451,344

 (1) Fair values of Common collective trust funds and Limited partnership investments are estimated using net asset value per unit as a practical expedient which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy in connection with the adoption of ASU 2015-07.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

	Defined benefit plan assets measured at fair value on a recurring basis
	December 31, 2015
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Common collective trust funds: (1)
Equity index funds	$—	$—	$—	$94,751
Midcap index funds	—	—	—	88,267
World equity index funds	—	—	—	8,511
U.S. equity market funds	—	—	—	94,471
Total common collective trust funds	—	—	—	286,000
Fixed maturity investments:
U.S. government direct obligations and agencies	—	6,753	—	6,753
Obligations of U.S. states and their municipalities	—	19,074	—	19,074
Corporate debt securities	—	93,811	—	93,811
Asset-backed securities	—	8,149	—	8,149
Commercial mortgage-backed securities	—	2,926	—	2,926
Total fixed maturity investments	—	130,713	—	130,713
Preferred stock	280	—	—	280
Limited partnership investments (1)	—	—	—	7,654
Money market funds	2,484	—	—	2,484
Total defined benefit plan assets	$2,764	$130,713	$—	$427,131

 (1) Fair values of Common collective trust funds and Limited partnership investments are estimated using net asset value per unit as a practical expedient which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy in connection with the adoption of ASU 2015-07.

The following tables present additional information about assets of the Defined Benefit Retirement Plan measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets
	Corporate debt securities
	Year Ended December 31,
	2016	2015
Balance, January 1	$—	$—
Actual return on plan assets	54	—
Settlements	(213)	—
Transfers into Level 3 (1)	1,475	—
Balance, December 31	$1,316	$—

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

The following table presents the ranges the Company targets for the allocation of invested Defined Benefit Pension Plan assets at December 31, 2017:

December 31, 2017
Equity securities	30%
Debt securities	52%
Other	18%
Total	100%

Management estimates the value of these investments will be recoverable.  The Company does not expect any plan assets to be returned to it during the year ended December 31, 2017.  The Company expects to make payments of approximately $856 with respect to its Post-Retirement Medical Plan and $3,435 with respect to its Supplemental Executive Retirement Plan during the year ended December 31, 2017.

Other employee benefit plans

The Company has an executive deferred compensation plan providing key executives with the opportunity to participate in an unfunded deferred compensation program.  Under the program, participants may defer base compensation and bonuses and earn interest on the amounts deferred.  The program is not qualified under Section 401 of the Internal Revenue Code.  Participant balances, which are reflected in other liabilities in the accompanying consolidated balance sheets, are $7,236 and $8,678 at December 31, 2016, and 2015, respectively.  The participant deferrals earned interest at the average rates of 6.42% and 6.48% during the years ended December 31, 2016, and 2015, respectively.  The interest rate is based on the Moody’s Average Annual Corporate Bond Index rate plus 0.45% for actively employed participants and fixed rates ranging from 4.12% to 5.03% for retired participants.

The Company offers an unfunded, non-qualified deferred compensation plan to a select group of management and highly compensated individuals.  Participants defer a portion of their compensation and realize potential market gains or losses on the invested contributions.  The program is not qualified under Section 401 of the Internal Revenue Code.  Participant balances, which are included in other liabilities in the accompanying consolidated balance sheets, are $21,758 and $18,654 at December 31, 2016, and 2015, respectively.

The Company sponsors a qualified defined contribution benefit plan covering all employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service (“IRS”). Currently, the Company matches a percentage of employee contributions in cash. The Company recognized $12,364, $13,016, and $8,479 in expense related to this plan for the years ended December 31, 2016, 2015, and 2014, respectively.

18.  Income Taxes

The provision for income taxes is comprised of the following:

	Year Ended December 31,
	2016	2015	2014
Current	$32,031	$76,842	$80,859
Deferred	53,481	21,682	75,044
Total income tax provision	$85,512	$98,524	$155,903

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective federal income tax rate:

	Year Ended December 31,
	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(3.0)%	(3.0)%	(1.8)%
Tax credits	(6.9)%	(0.2)%	(0.3)%
State income taxes, net of federal benefit	2.3%	3.2%	1.0%
Income tax contingency provisions	—%	—%	(1.2)%
Other, net	(0.4)%	(0.9)%	0.2%
Effective federal income tax rate	27.0%	34.1%	32.9%

A reconciliation of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of year	$23,093	$26,890	$21,154
Additions to tax positions in the current year	—	1,383	13,931
Additions to tax positions in the prior year	1,902	50	—
Reductions to tax positions from statutes expiring	(7,727)	(5,230)	(8,195)
Balance, end of year	$17,268	$23,093	$26,890

There were no tax benefits included in the unrecognized tax benefits of $17,268 at December 31, 2016, that would impact the annual effective tax rate. The Company does not anticipate material changes to its unrecognized tax benefits in the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in current income tax expense.  The Company recognized decreases of $153, $193, and $2,916 in interest and penalties related to the uncertain tax positions during the years ended December 31, 2016, 2015, and 2014, respectively.  The Company had approximately $864 and $1,017 accrued for the payment of interest and penalties at December 31, 2016, and 2015, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years 2012 and prior.  Tax years 2013 through 2015 are open to federal examination by the I.R.S.  The Company does not expect significant increases or decreases to unrecognized tax benefits relating to federal, state, or local audits.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities.  The tax effect of temporary differences, which give rise to the deferred tax assets and liabilities, is as follows:

	December 31,
	2016		2015
	Deferred	Deferred	Deferred	Deferred
	tax asset	tax liability	tax asset	tax liability
Policyholder reserves	$—	$278,632	$—	$262,822
Deferred acquisition costs	—	28,071	—	8,533
Investment assets	—	233,583	—	221,303
Policyholder dividends	8,583	—	8,919	—
Net operating loss carryforward	96,693	—	113,637	—
Pension plan accrued benefit liability	83,562	—	79,945	—
Goodwill	—	35,306	—	33,034
Experience rated refunds	6,654	—	12,673	—
Tax credits	168,597	—	154,017	—
Other	19,592	—	19,385	—
Total deferred taxes	$383,681	$575,592	$388,576	$525,692

The deferred tax liability amounts presented for investment assets above include $172,405 and $171,780 related to the net unrealized losses (gains) on the Company’s investments, which are classified as available-for-sale at December 31, 2016, and 2015, respectively.

The Company, together with certain of its subsidiaries, and Lifeco U.S. have entered into an income tax allocation agreement whereby Lifeco U.S. files a consolidated federal income tax return.  Under the agreement, these companies are responsible for and will receive the benefits of any income tax liability or benefit computed on a separate tax return basis.

As of December 31, 2016, the subsidiary had net operating loss carry forwards expiring as follows:

Year	Amount
2021	$5,977
2022	136,796
2023	81,693
2028	2,215
Total	$226,681

During the years ended December 31, 2016, 2015, and 2014, the Company generated $215, $3,295, and $15,506 of Guaranteed Federal Low Income Housing tax credit carryforwards, respectively.  As of December 31, 2016, the total credit carryforward for Low Income Housing is $143,105.  These credits will begin to expire in 2030.

The Company generated $4,286 of foreign tax credit carryforwards during the year ended December 31, 2016. During the years ended December 31, 2010 through December 31, 2015, the Company generated credit carryforwards of $21,025. The Company determined in 2016 that it will amend its prior year previously filed federal income tax returns in order to elect to claim foreign tax credits in lieu of foreign tax expense. These credits will begin to expire in 2020.

Included in due from parent and affiliates at December 31, 2016, and 2015 is $35,093 and $11,790, respectively, of income taxes receivable primarily from Lifeco U.S. related to the consolidated income tax return filed by the Company and certain subsidiaries.

Included in the consolidated balance sheets at December 31, 2016, and 2015 is $7,819 and $7,721, respectively, of income taxes receivable in other assets primarily related to the separate state income tax returns filed by certain subsidiaries.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

19.  Segment Information

The Chief Operating Decision Maker (“CODM”) of the Company is also the Chief Executive Officer (“CEO”) of the Company and Lifeco U.S. The CODM reviews the financial information for the purposes of assessing performance and allocating resources based upon the results of Lifeco U.S. and other U.S. affiliates prepared in accordance with International Financial Reporting Standards. The CODM, in his capacity as CEO of the Company, reviews the Company’s financial information only in connection with the quarterly and annual reports that are filed with the Securities and Exchange Commission (“SEC”). Consequently, the Company does not provide its discrete financial information to the CODM to be regularly reviewed to make decisions about resources to be allocated or to assess performance. For purposes of SEC reporting requirements, the Company has chosen to present its financial information in three segments, notwithstanding the above. The three segments are: Individual Markets, Empower Retirement, and Other.

Individual Markets

The Individual Markets reporting and operating segment distributes life insurance and individual annuity products to both individuals and businesses through various distribution channels.  Life insurance products in-force include participating and non-participating term life, whole life, universal life, and variable universal life.

Empower Retirement

The Empower Retirement reporting and operating segment provides various retirement plan products and investment options as well as comprehensive administrative and recordkeeping services for financial institutions and employers, which include educational, advisory, enrollment, and communication services for employer-sponsored defined contribution plans and associated defined benefit plans.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following tables summarize segment financial information:

	Year Ended December 31, 2016
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$379,127	$1,853	$84,369	$465,349
Fee income	99,514	851,620	5,683	956,817
Other revenue	—	12,261	—	12,261
Net investment income	798,557	428,327	49,675	1,276,559
Realized investments gains (losses), net	40,899	51,209	774	92,882
Total revenues	1,318,097	1,345,270	140,501	2,803,868
Benefits and expenses:
Policyholder benefits	969,182	206,143	65,698	1,241,023
Operating expenses	175,016	1,002,129	69,096	1,246,241
Total benefits and expenses	1,144,198	1,208,272	134,794	2,487,264
Income before income taxes	173,899	136,998	5,707	316,604
Income tax expense	58,601	25,144	1,767	85,512
Net income	$115,298	$111,854	$3,940	$231,092

	December 31, 2016
	Individual	Empower
	Markets	Retirement	Other	Total
Assets:
Investments	$16,770,772	$12,195,748	$1,634,330	$30,600,850
Other assets	1,453,717	1,057,148	141,666	2,652,531
Separate account assets	7,521,475	19,516,290	—	27,037,765
Assets of continuing operations	$25,745,964	$32,769,186	$1,775,996	60,291,146
Assets of discontinued operations				17,652
Total assets				$60,308,798

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

Termination of employment prior to the vesting of the options results in the forfeiture of the unvested options, unless otherwise determined by Human Resources Committee. At its discretion the Human Resources Committee may vest the unvested options of retiring option holders, with the options exercisable within five years from the date of retirement. In such event, the Company accelerates the recognition period to the date of retirement for any unrecognized share-based compensation cost related thereto and recognizes it in its earnings at that time.

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

Compensation Expense Related to Share-Based Compensation

The compensation expense related to share-based compensation was as follows:

	Year Ended December 31,
	2016	2015	2014
Lifeco Stock Plan	$2,190	$1,655	$3,384
Performance Share Unit Plan	5,318	2,320	6,263
Total compensation expense	$7,508	$3,975	$9,647
Income tax benefits	$2,458	$1,143	$2,404

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following table presents the total unrecognized compensation expense related to share-based compensation at December 31, 2016, and the expected weighted average period over which these expenses will be recognized:

	Expense	Weighted average period (years)
Lifeco Stock Plan	$2,684	1.7
Performance Share Unit Plan	6,403	1.4

Equity Award Activity

During the year ended December 31, 2016, Lifeco granted 973,100 stock options to employees of the Company.  These stock options vest over five - year periods ending in 2021.  Compensation expense of $2,664 will be recognized in the Company’s financial statements over the vesting period of these stock options using the accelerated method of recognition.

The following table summarizes the status of, and changes in, the Lifeco plan options granted to Company employees which are outstanding.  The options granted relate to underlying stock traded in Canadian dollars on the Toronto Stock Exchange; therefore, the amounts, which are presented in United States dollars, will fluctuate as a result of exchange rate fluctuations.

		Weighted average
	Shares under option	Exercise price (Whole dollars)	Remaining contractual term (Years)	Intrinsic value (1)
Outstanding, January 1, 2016	3,633,343	$21.68
Granted	973,100	25.88
Exercised	(359,345)	20.03
Cancelled and expired	(185,097)	25.87
Outstanding, December 31, 2016	4,062,001	23.25	6.1	$12,814
Vested and expected to vest, December 31, 2016	4,062,001	$23.25	6.1	$12,814
Exercisable, December 31, 2016	2,292,059	$21.81	4.3	$10,654

(1) The aggregate intrinsic value is calculated as the difference between the market price of Lifeco common shares on December 31, 2016, and the exercise price of the option (only if the result is positive) multiplied by the number of options.

The following table presents additional information regarding stock options under the Lifeco plan:

	Year Ended December 31,
	2016	2015	2014
Weighted average fair value of options granted	$2.74	$3.33	$5.53
Intrinsic value of options exercised (1)	2,102	4,234	401
Fair value of options vested	1,605	1,670	4,491

(1) The intrinsic value of options exercised is calculated as the difference between the market price of Lifeco common shares on the date of exercise and the exercise price of the option multiplied by the number of options exercised.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The fair value of the options granted during the years ended December 31, 2016, 2015, and 2014 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2016	2015	2014
Dividend yield	3.99%	3.66%	3.95%
Expected volatility	19.03%	19.10%	26.63%
Risk free interest rate	0.80%	0.90%	1.75%
Expected duration (years)	6.0	6.0	6.0

Liability Award Activity

The following table summarizes the status of, and changes in, the Performance Share Unit Plan units granted to Company employees which are outstanding:

Performance Units
Outstanding, January 1, 2016	440,089
Granted	313,837
Forfeited	(3,158)
Exercised	(151,857)
Outstanding, December 31, 2016	598,911

Vested and expected to vest, December 31, 2016	598,911

The cash payment in settlement of the Performance Share Unit Plan units was $3,988 and $6,375 for the years ended December 31, 2016, and 2015, respectively.

21.  Commitments and Contingencies

Commitments

The following table summarizes the Company’s future purchase obligations and commitments:

	Payment due by period
	Less than one year	One to three years	Three to five years	More than five years	Total
Related party long-term debt - principal (1)	$—	$—	$—	$528,400	$528,400
Related party long-term debt - interest (2)	24,683	49,365	49,365	451,951	575,364
Investment purchase obligations (3)	438,458	—	—	—	438,458
Operating leases (4)	14,152	23,830	13,114	69	51,165
Other liabilities (5)	28,147	16,046	11,389	33,964	89,546
Total	$505,440	$89,241	$73,868	$1,014,384	$1,682,933

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

(2) Related party long-term debt interest - One long-term surplus note bears interest at a fixed rate through maturity. The other surplus note bears a variable interest rate plus the then-current three-month London Interbank Offering Rate (“LIBOR”).  The

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

interest payments shown in this table are calculated based upon the contractual rates in effect on December 31, 2016, and do not consider the impact of future interest rate changes.

(3)  Investment purchase obligations - The Company makes commitments to fund partnership interests, mortgage loans on real estate, and other investments in the normal course of its business.  As the timing of the fulfillment of the commitment to fund partnership interests cannot be predicted, such obligations are presented in the less than one year category.  The timing of the funding of mortgage loans on real estate is based on the expiration date of the commitment. The amounts of these unfunded commitments at December 31, 2016, and 2015, were $438,458 and $50,692, of which $93,440 and $8,692 were related to cost basis limited partnership interests, respectively, all of which is due within one year from the dates indicated.

(4)  Operating leases - The Company is obligated to make payments under various non-cancelable operating leases, primarily for office space. Contractual provisions exist that could increase the lease obligations presented, including operating expense escalation clauses. Management does not consider the impact of any such clauses to be material to the Company’s operating lease obligations. The Company incurred rent expense, net of sublease income, of $12,575, $12,050, and $7,628 for the years ended December 31, 2016, 2015, and 2014, respectively and is recorded in general insurance expense. The Company’s total future operating lease obligation will be reduced by minimum reimbursement of $7,301 due in the future under non-cancelable agreements.

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

(5)   Other liabilities - Other liabilities include those other liabilities which represent contractual obligations not included elsewhere in the table above.  If the timing of the payment of any other liabilities was sufficiently uncertain, the amounts were included in the less than one year category.  Other liabilities presented in the table above include:

·                  Expected contributions to the Company’s defined benefit pension plan and benefit payments for the Post-Retirement Medical Plan and Supplemental Executive Retirement Plan.
·                  Miscellaneous purchase obligations to acquire goods and services.
·                  Unrecognized tax benefits

The Company has a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility expires on March 1, 2018.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth, of $1,100,000, as defined in the credit facility agreement (both compiled on the unconsolidated statutory accounting basis prescribed by the NAIC), for each quarter ending after December 31, 2015.  The Company was in compliance with all covenants at December 31, 2016, and 2015. At December 31, 2016, and 2015 there were no outstanding amounts related to the current and prior credit facilities.

GWSC and CLAC are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,165,030 and renews annually until it expires on July 3, 2027.  The second letter of credit is for $70,000 and renews annually until it expires on December 31, 2017.  At December 31, 2016, and 2015, there were no outstanding amounts related to the letters of credit. See Note 4 for additional discussion regarding these letters of credit.

In addition, the Company has other letters of credit with a total amount of $9,095, renewable annually for an indefinite period of time. At December 31, 2016, and 2015, there were no outstanding amounts related to those letters of credit.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The Company is defending lawsuits relating to the costs and features of certain retirement or fund products. These actions have not reached the trial stage. Management believes the claims are without merit and will defend these actions. Based on the information known, these actions will not have a material adverse effect on the consolidated financial position of the Company.

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

22.  Subsequent Events

On February 6, 2017, the Company’s Board of Directors declared dividends of $77,000, payable on March 15, 2017, to its sole shareholder, GWL&A Financial.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Schedule III
Supplemental Insurance Information
(In Thousands)

	As of and for the Year Ended December 31, 2016
	Individual Markets Segment	Empower Retirement Segment	Other Segment	Total
Deferred acquisition costs	$340,532	$127,313	$—	$467,845
Future policy benefits, losses, claims, and expenses	16,420,554	12,019,243	387,181	28,826,978
Unearned premium reserves	45,921	—	—	45,921
Other policy claims and benefits payable	694,965	713	27,229	722,907
Premium income	379,127	1,853	84,369	465,349
Net investment income	798,557	428,327	49,675	1,276,559
Benefits, claims, losses, and settlement expenses	969,182	206,143	65,698	1,241,023
Amortization of deferred acquisition costs	45,944	(16,627)	—	29,317
Other operating expenses	129,072	1,018,756	69,096	1,216,924

	As of and for the Year Ended December 31, 2015
	Individual Markets Segment	Empower Retirement Segment	Other Segment	Total
Deferred acquisition costs	$319,447	$73,971	$—	$393,418
Future policy benefits, losses, claims, and expenses	15,835,811	10,810,352	419,493	27,065,656
Unearned premium reserves	45,325	—	—	45,325
Other policy claims and benefits payable	699,559	662	26,760	726,981
Premium income	360,783	533	84,234	445,550
Net investment income	801,935	398,639	53,856	1,254,430
Benefits, claims, losses, and settlement expenses	931,631	201,791	101,205	1,234,627
Amortization of deferred acquisition costs	55,876	40,219	—	96,095
Other operating expenses	103,843	952,345	65,890	1,122,078

	As of and for the Year Ended December 31, 2014
	Individual Markets Segment	Empower Retirement Segment	Other Segment	Total
Premium income	360,305	1,215	84,875	446,395
Net investment income	748,015	426,340	54,033	1,228,388
Benefits, claims, losses and settlement expenses	902,982	206,339	113,124	1,222,445
Amortization of deferred acquisition costs	13,700	27,345	—	41,045
Other operating expenses	123,150	619,820	79,107	822,077

Item 9.
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no change in the Company’s independent registered public accounting firm nor have there been any disagreements on accounting or financial disclosure matters.

Item 9A.
Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the President and Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2016.  Based upon that evaluation, the President and Chief Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective as of December 31, 2016.

As of December 31, 2016, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, using criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on the criteria in the COSO (2013) Framework, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a15(f) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.
Other Information

None.

Part III
Item 10.
Directors and Executive Officers of the Registrant

10.1  Identification of Directors

Director	Age	Served as a Director from	Principal Occupation(s) for Last Five Years
John L. Bernbach (5) (6)	73	2006
CEO of The Bernbach Group since July 2015; previously Vice Chairman, Engine since January 2015; previously Chief Executive Officer, Engine USA as of July 2013; previously Chief Operating Officer, Engine USA

Marcel Coutu (1) (2) (4) (6) (7)	63	2014	Corporate Director since January 2014; previously President and Chief Executive Officer, Canadian Oil Sands Limited
André Desmarais (1) (2) (4) (6) (7) (8)	60	1997	Deputy Chairman, President and Co-Chief Executive Officer, Power Corporation; Executive Co-Chairman, Power Financial Corporation
Olivier Desmarais (1) (2) (4) (7) (8)	34	2014	Senior Vice President, Power Corporation since January 2017; previously Vice President, Power Corporation since May 2014
Paul Desmarais, Jr. (1) (2) (4) (6) (7) (8)	62	1991	Chairman and Co-Chief Executive Officer, Power Corporation; Executive Co-Chairman, Power Financial Corporation
Gary A. Doer (1) (2) (7)	68	2016	Senior Business Advisor, Dentons Canada LLP since August 2016; previously Canada’s Ambassador to the United States from October 2009 to January 2016
Gregory J. Fleming (1) (2) (7)	54	2016	Corporate Director; previously President of Morgan Stanley Investment Management from February 2010 to October 2015
Claude Généreux (1) (2) (4) (7)	54	2015	Executive Vice President, Power Corporation and Power Financial Corporation since March 2015; previously Senior Partner of McKinsey & Company
Alain Louvel (3) (5)	71	2006	Corporate Director
Paul A. Mahon (1) (2) (4)	53	2013	President and Chief Executive Officer, Lifeco, Great-West Life, CLAC and London Life
Jerry E.A. Nickerson (3)	80	1994	Chairman of the Board, H.B. Nickerson & Sons Limited
R. Jeffrey Orr (1) (2) (4) (6) (7)	58	2005
Chairman of the Board of the Company since July 2013; Chairman of the Board of Lifeco, Great-West Life, CLAC and London Life since May 2013; President and Chief Executive Officer, Power Financial Corporation

Robert L. Reynolds (1)	64	2014	President and Chief Executive Officer since May 2014; President and Chief Executive Officer of Putnam Investments, LLC
Henri-Paul Rousseau (1) (2) (7)	68	2009	Vice Chairman, Power Corporation
Raymond Royer (3)	78	2009	Corporate Director
T. Timothy Ryan, Jr. (1) (2) (4) (6) (7)	71	2009
Corporate Director since May 2014; previously Vice Chairman of Regulatory Affairs at JP Morgan Chase from March 2013; previously President and Chief Executive Officer, Securities Industry and Financial Markets Association

Jerome J. Selitto (1) (2) (7)	75	2012	President, Avex Funding Corporation since April 2015; previously Chief Executive Officer of PHH Corporation from October 2009
Gregory D. Tretiak (1) (2) (3) (7)	61	2012	Executive Vice President and Chief Financial Officer, Power Corporation since May 2012; previously Executive Vice President and Chief Financial Officer, IGM Financial Inc., since January 1999
Brian E. Walsh (1) (2) (4) (6) (7)	63	1995	Partner and Chief Strategist, Titan Advisors, LLC since July, 2015; previously Chairman and Chief Investment Officer, Saguenay Strathmore Capital, LLC from September 2011

(1)   Member of the Executive Committee.
(2)   Member of the Investment and Credit Committee.
(3)   Member of the Audit Committee.
(4)   Member of the Human Resources Committee.
(5)   Member of the Conduct Review Committee.
(6)   Member of the Governance and Nominating Committee.
(7)   Member of the Risk Committee.
(8)   Mr. André Desmarais and Mr. Paul Desmarais, Jr. are brothers. Olivier Desmarais is the son of André Desmarais.

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

Director	Current Directorships	Former Directorships and Dates
John L. Bernbach		Omnicare, Inc.
March 2013 - August 2015

Marcel Coutu	Brookfield Asset Management Inc.
Enbridge Inc.
	Canadian Oil Sands Limited	September 2001 - December 2014

André Desmarais		CITIC Pacific Limited
December 1997 - May 2014

Gary Doer	Barrick Gold

Paul Desmarais, Jr.	Total S.A.
Lafarge S.A.

Alain Louvel	World Point Terminals, LP

R. Jeffrey Orr	PanAgora Asset Management, Inc.

T. Timothy Ryan, Jr.	Santander Holdings USA, Inc.	Markit
June 2013 - October 2014
Lloyds Banking Group
April 2009 - April 2013

Jerome J. Selitto		PHH Corporation
October 2009 - January 2012

Gregory D. Tretiak	PanAgora Asset Management, Inc.

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

John L. Bernbach

Mr. Bernbach is CEO of The Bernbach Group, a business consulting firm. Prior to July 2015, Mr. Bernbach served as Vice Chairman of Engine, one of the largest privately-owned independent marketing services companies, which he joined in January 2010. He was also a co-founder of NTM (Not Traditional Media) Inc., a marketing and media advisory firm created in 2003 to work with clients and media companies to develop strategies integrating nontraditional marketing solutions and new media models. Prior to that, Mr. Bernbach, as CEO of The Bernbach Group, LLC, led this executive management consulting business concentrating on corporate and communications strategies. From 1995 to 2000, Mr. Bernbach served as Director and then CEO and Chairman of North American Television, which produced and distributed news and entertainment programming. In 1994, Mr. Bernbach launched the publication of luxury goods magazines in China, Japan, France and Spain. Prior to 1994, Mr. Bernbach spent 22 years at the advertising firm Doyle Dane Bernbach, the last eight as President/COO of DDB Needham Worldwide. In 1986, he was one of five founders of Omnicon, which at that time was the largest marketing services and communications groups in the world. Mr. Bernbach currently serves on the Boards of Putnam, Casita Maria and as an advisor to The Blackstone Group.

Marcel Coutu

Mr. Coutu is the former Chairman of Syncrude Canada Ltd., one of Canada’s largest oil sands projects and is past President and Chief Executive Officer of Canadian Oil Sands Limited. He was previously Senior Vice-President and Chief Financial Officer of Gulf Canada Resources Limited, and prior to that held various positions in the areas of corporate finance, investment banking, and mining and oil and gas exploration and development. Mr. Coutu is a Director of Lifeco, Great-West Life, London Life, CLAC and Putnam. He is also a Director of Power Corporation, IGM Financial Inc. (“IGM”), Investors Group Inc. (“Investors Group”), Mackenzie Inc. (“Mackenzie”), Brookfield Asset Management Inc., Enbridge Inc. and the Calgary Exhibition and Stampede Board and is a past member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta. He has also held board positions with Gulf Indonesia Resources Limited, TransCanada Power Limited Partnership and the Board of Governors of the Canadian Association of Petroleum Producers.

André Desmarais

Mr. Desmarais is Deputy Chairman, President and Co-Chief Executive Officer of Power Corporation and Executive Co-Chairman of Power Financial. Prior to joining Power Corporation in 1983, he was Special Assistant to the Minister of Justice of Canada and an institutional investment counselor at Richardson Greenshields Securities Ltd. He has held a number of senior positions with Power group companies. Mr. Desmarais is a Director of Lifeco, Great-West Life, London Life, CLAC and Putnam. He is a Director of IGM, Investors Group and Mackenzie. He is also a Director of Power Corporation, Power Financial and Pargesa Holding S.A. (“Pargesa”) in Europe. Mr. Desmarais is Honorary Chairman of the Canada China Business Council and is a member of several China-based organizations. Mr. Desmarais is active in cultural, health and other not-for-profit organizations. He is an Officer of the Order of Canada and of the National Order of Québec. He has received honorary doctorates from Concordia University, Université de Montréal and McGill University. Mr. Desmarais is a trustee of the Desmarais Family Residuary Trust.

Olivier Desmarais

Mr. Desmarais was appointed Senior Vice-President of Power Corporation and Power Financial in January 2017. Prior to joining Power Corporation and Power Financial as Vice-President in May 2014, he was Director of Business Development at Square Victoria Digital Properties. From 2010 to 2013, he worked as an Associate at Putnam. While completing his Law degree, Mr. Desmarais was an articling student at Heenan Blaikie LLP and also worked as an Analyst at Pandion Investments. In May 2014, Mr. Desmarais was named a director of Great-West Life, London Life, CLAC, Putnam, Investors Group, Mackenzie, Square Victoria Communications Group, Gesca ltée and La Presse ltée. He was appointed Chairman of Power Energy Corporation in April 2015. Mr. Desmarais holds a Bachelor of Civil Law from the University of Ottawa, a Bachelor of Arts Degree in Sociology and Political Science from McGill University. He is a member of the Québec Bar since 2009.

Paul Desmarais, Jr.

Mr. Desmarais is Chairman and Co-Chief Executive Officer of Power Corporation and Executive Co-Chairman of Power Financial. He joined Power Corporation in 1981 and assumed the position of Vice-President the following year. He served as Vice-President of Power Financial from 1984 to 1986, as President and Chief Operating Officer from 1986 to 1989, as Executive Vice-Chairman from 1989 to 1990, as Executive Chairman of the Board from 1990 to 2005, as Chairman of the Executive Committee from 2006 to 2008 and as Executive Co-Chairman from 2008 until today. He also served as Vice-Chairman of Power Corporation from 1991 to 1996. He was named Chairman and Co-CEO of Power Corporation in 1996.

From 1982 to 1990 he was a member of the Management Committee of Pargesa; in 1991 he became Executive Vice-Chairman and then Executive Chairman of the Committee; in 2003 he was appointed Co-Chief Executive Officer; and in 2013 was named Chairman of the Board. He has been a director of Pargesa since 1992. He is a Director of many Power group companies in North America, including Power Corporation, Power Financial, Lifeco, Great-West Life, London Life, CLAC, Putnam, IGM, Investors Group and Mackenzie. In Europe, he is Vice-Chairman of the Board of Groupe Bruxelles Lambert and a Director of LafargeHolcim,Total SA and SGS SA. He was Vice-Chairman of the Board and a Director of Imerys until 2008 and a Director of GDF Suez until 2014. Mr. Desmarais is past Chairman and a member of The Business Council of Canada. He is also active on a number of philanthropic advisory councils. In 2005, he was named an Officer of the Order of Canada, in 2009, an Officer of the National Order of Québec and, in 2012, Chevalier de la Légion d’honneur in France. Mr Desmarais is a Trustee of the Desmarais Family Residuary Trust.

Gary A. Doer

Mr. Doer has served as a Senior Business Advisor at Dentons Canada LLP, a global law firm, since August 2016. He previously served as Canada’s Ambassador to the United States from October, 2009 to January, 2016. He was the Premier of Manitoba from 1999 to 2009, and served in a number of positions as a member of the Legislative Assembly of Manitoba from 1986 to 2009, including Minister of Urban Affairs from 1986 to 1988 and Minister of Crown Investments from 1987 to 1988. Mr. Doer was the President of the Manitoba Government Employees’ Association from 1979 to 1986. Mr. Doer is a volunteer Co-Chair of the Wilson Centre’s Canada Institute, a non-partisan public policy forum focused on Canada-U.S. relations. He received a distinguished diplomatic service award from the World Affairs Council in 2011 and was inducted into the Order of Manitoba in 2010. Mr. Doer is a Director of Great-West Life, London Life, CLAC and Putnam. He is also a Director of Power Corporation, Power Financial, IGM, Investors Group, and Mackenzie.

Gregory J. Fleming

Mr. Fleming is the former President of Morgan Stanley Wealth Management and Morgan Stanley Investment Management. Mr. Fleming is a leading authority in the global financial services industry. He joined Morgan Stanley in February 2010 as President of Morgan Stanley Investment Management, a role he held until October 2015. He assumed the additional role leading Wealth Management in January 2011. Prior to joining Morgan Stanley, Mr. Fleming served as President and Chief Operating Officer of Merrill Lynch from June of 2007 to early 2009.  Previously Mr. Fleming ran Merrill Lynch’s Global Investment Banking business and joined Merrill Lynch as an investment banker in 1992. He also has been a principal at Booz Allen Hamilton.  After leaving Merrill Lynch in January of 2009 after 17 years, Mr. Fleming was a Senior Research Scholar and Distinguished Visiting Fellow of the Center for the Study of Corporate Law at Yale Law School. Mr. Fleming is a director of Colgate University, a member of the Board of Advisors for the Yale Law School Center for the Study of Corporate Law, the Council on Foreign Relations, the Economic Club of New York, a Director on Turn 2 Foundation Board, a Trustee at Deerfield Academy and a member of the Ronald McDonald House Board of Directors.  He is a Phi Beta Kappa, summa cum laude graduate in economics from Colgate University and received his J.D. from Yale Law School. Mr. Fleming is also a director of Putnam.

Claude Généreux

Mr. Généreux is Executive Vice-President of Power Corporation and Power Financial, positions he has held since March, 2015. He is also a director of Lifeco, Great-West Life, London Life and CLAC. He is Director Emeritus of McKinsey & Company (“McKinsey”), a global management consulting firm. During his 28 years at McKinsey, Mr. Généreux focused on serving leading global companies in Financial Services, Resources and Energy. He has held various leadership positions including Global Sector Leadership in energy, Office Leadership in Montreal, Global Personal Committees for partner election and evaluation, and Global Recruiting for non-MBA candidates. He has been posted in Montreal, Paris, Toronto and Stockholm. Mr. Généreux is a Director of Lifeco, Great-West Life, London Life, CLAC and Putnam. He is also a Director of IGM, Investors Group and Mackenzie. Mr. Généreux is the Vice-Chairman of the Board of Governors at McGill University and serves on the Boards of the Jeanne Sauvé Foundation, the Loran Scholars Foundation and the Rhodes Scholarships in Canada. He graduated from McGill and Oxford University where he studied as a Rhodes Scholar.

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

Paul A. Mahon

Mr. Mahon is President and Chief Executive Officer of Lifeco, Great-West Life, London Life and CLAC, a position he has held since May, 2013. Prior to that he was President and Chief Operating Officer, Canada of Lifeco, Great-West Life, London Life and CLAC. Mr. Mahon has been with Great-West Life since 1986, and is a Director of Lifeco, Great-West Life, London Life, CLAC and Putnam. He is a member of the Canadian Council of Chief Executives. Mr. Mahon also serves on the Boards of the Canadian Life and Health Insurance Association, CancerCare Manitoba Foundation and the Misericordia Health Centre Foundation and is a member of the United Way Resource Development Standing Committee.

Jerry E.A. Nickerson

Mr. Nickerson is Chairman of the Board of H.B. Nickerson & Sons Limited, a management and holding company based in North Sydney, Nova Scotia. He is also a Director of Putnam. He has also served on the boards of various organizations, federal and provincial Crown corporations, and other public and private companies.

R. Jeffrey Orr

Mr. Orr has been Chairman of the Board of the Company since July, 2013 and of Lifeco, Great-West Life, London Life and CLAC since May, 2013. He is also President and Chief Executive Officer of Power Financial, a position he has held since May, 2005. From May, 2001 until May, 2005, Mr. Orr was President and Chief Executive Officer of IGM. Previously, he was Chairman and Chief Executive Officer of BMO Nesbitt Burns Inc. and Vice-Chairman, Investment Banking Group, Bank of Montreal. He is a Director of Lifeco, Great-West Life, London Life, CLAC, PanAgora Asset Management Inc. (“PanAgora”), and is a Director and Chairman of Putnam. Mr. Orr is also a Director and Chairman of IGM, Investors Group and Mackenzie, and a Director of Power Financial and Power Corporation. He is active in a number of community and business organizations.

Robert L. Reynolds

Mr. Reynolds was appointed president and chief executive officer of the Company in May 2014. He provides leadership and strategic direction for the company's Empower Retirement, Great-West Financial and Great-West Investments business. In addition, Reynolds serves as president and chief executive officer of Great-West Lifeco U.S. LLC. He is also president and chief executive officer of Putnam Investments since 2008 and is a Director of Putnam. Mr. Reynolds has more than 30 years of financial services and investments experience. Before joining Putnam, he spent 24 years at Fidelity Investments, serving as vice chairman and chief operating officer from 2000 to 2007. Among many awards and recognitions, Reynolds received a Lifetime Achievement Award from PLANSPONSOR magazine in 2005 for his contributions to the retirement services industry and was awarded a President's Medal of Excellence from Boston College. He earned a bachelor's degree in business administration/finance from West Virginia University, from which he also received an honorary doctorate in business administration and a Distinguished Alumni Award. Mr. Reynolds serves on the boards of several nonprofits, including West Virginia University Foundation, Concord Museum, Dana-Farber Cancer Institute and the U.S. Ski and Snowboard Team Foundation. He is chairman of the Boston Advisory Board of American Ireland Fund and a member of the Chief Executives Club of Boston and the Council on Competitiveness.

Henri-Paul Rousseau

Mr. Rousseau is Vice-Chairman of Power Financial and Power Corporation, positions he has held since January, 2009. He was President and Chief Executive Officer of la Caisse de dépôt et placement du Québec from May, 2005 until May, 2008 and Chairman and Chief Executive Officer from September, 2002 until April, 2005. He was President and Chief Executive Officer of Laurentian Bank of Canada from 1994 until 2002 and prior to that held senior offices with Boréal Assurances Inc. and the National Bank of Canada. Mr. Rousseau was an economics professor at Université Laval from 1975 until 1986 and at Université du Québec à Montréal from 1973 until 1975. He is a Director of Lifeco, Great-West Life, London Life, CLAC and Putnam. He is also a Director of IGM, Investors Group, Mackenzie and Santander Bank, N.A. (“Santander”.) He was a Director of GFMA (Global Financial Markets Association) until July 2014. He received doctorates Honoris Causa from Concordia University, from Université Lumière Lyon 2 (France), from Université Laval and from Université de Sherbrooke. Mr. Rousseau is active in a number of community and non-profit organizations.

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

T. Timothy Ryan, Jr.

Mr. Ryan served as a Vice-Chairman of Regulatory Affairs at JPMorgan Chase from 2013 to 2014. Prior to joining JPMorgan, he was President and Chief Executive Officer of the Securities and Financial Markets Association (“SIFMA”) from 2008 to 2013. He is a director of Lifeco, Great-West Life, London Life, CLAC, Putnam, Power Corporation and Power Financial. He previously served as a director of the Company from May 2010 to May 2013. Mr. Ryan is also non-executive Chairman of the Board of Directors of Santander Holdings USA, Inc. and Santander. He previously served as a Director of Markit and Lloyds Banking Group plc. He was a private sector member of the Global Markets Advisory Committee for the National Intelligence Council from 2007 to 2011. Mr. Ryan served from 2000 to 2004 as a Board Member and Chairman of the Audit Committee at Koram Bank in Seoul, Korea and served from 2001 to 2012 as a Board Member and Chairman of the Finance Committee for the US Japan Foundation.

Jerome J. Selitto

Mr. Selitto is the President of Avex Funding Corporation, a technology focused mortgage lender with offices in New York, California and operations in India. He has served in this capacity since April, 2015. Mr. Selitto served as a Director and as the President and Chief Executive Officer of PHH Corporation (“PHH”), a leading outsource provider of mortgage and fleet management services, from October 2009 to January 2012.  Prior to joining PHH, Mr. Selitto most recently worked at Ellie Mae, Inc., a provider of enterprise solutions, including an online network, software and services for the residential mortgage industry. While at Ellie Mae, Mr. Selitto initially served as a senior consultant beginning in 2007 and, later in 2007 through 2009, as Executive Vice-President, Lender Division.  In 2000, Mr. Selitto founded and served as Chief Executive Officer of DeepGreen Financial, a privately-held, innovative web-based federal savings bank and mortgage company that grew to become one of the nation’s most successful online home equity lenders. From 1992 to 1999, he served as co-founder and Vice Chairman of Amerin Guaranty Corporation (now Radian Guaranty), a mortgage insurance company. Mr. Selitto previously served as a Managing Director at First Chicago Corporation and PaineWebber Inc., and as a senior executive at Kidder, Peabody & Co., William R. Hough & Company, and the Florida Federal Savings and Loan Association. Mr. Selitto is a Director of Lifeco, Great-West Life, London Life, CLAC and Putnam. He is also Director and President of One Zero Mortgage.

Gregory D. Tretiak

Mr. Tretiak is Executive Vice-President and Chief Financial Officer of Power Corporation and Power Financial, positions he has held since May, 2012. From 1988 to May, 2012, he held various positions with IGM and Investors Group, most recently the position of Executive Vice President and Chief Financial Officer of IGM from April, 1999 to May, 2012. Mr. Tretiak is a Director of Lifeco, Great-West Life, London Life, CLAC, Putnam and PanAgora. He also serves as a Director of IGM, Investors Group and Mackenzie. He holds a Bachelor of Arts in Economics and Political Science from the University of Winnipeg and is a Chartered Professional Accountant, a Fellow of the Chartered Professional Accountants and has been a Certified Financial Planner. Throughout his career, Mr. Tretiak has been active in professional industry groups and associations including the Chartered Professional Accountants, Financial Executives International, the Certified Financial Planners, the Institute of Internal Auditors, the Investment Funds Institute of Canada and the Canadian Chamber of Commerce Economic and Taxation Committee.

Brian E. Walsh

Mr. Walsh is Partner and Chief Strategist of Titan Advisors LLC, an asset management firm. a position he has held since July, 2015. Prior to that, Mr. Walsh was Chairman and Chief Investment Officer of Saguenay Strathmore Capital, LLC, a money management and investment advisory company, a position that he held from September, 2011 to June, 2015. He was previously Managing Partner of Saguenay Capital, LLC from January, 2001 to September, 2011. Mr. Walsh has over 30 years of investment banking, international capital markets and investment management experience. He had a long career at Bankers Trust culminating in his appointment as Co-head of Global Investment Banking and as a member of the Management

Committee. Mr. Walsh is a Director of Lifeco, Great-West Life, London Life and CLAC. Mr. Walsh also serves on the Board of Directors of Putnam and serves on the International Advisory Board of École des Hautes Études Commerciales of Montréal.

10.2  Identification of Executive Officers

Executive	Age	Officer from	Principal Occupation(s) for Last Five Years
Robert L. Reynolds President and Chief Executive Officer	64	2014	President and Chief Executive Officer of the Company since May 2014; also President and Chief Executive Officer, Putnam Investments, LLC
Edmund F. Murphy III President, Empower Retirement	55	2014	President, Empower Retirement of the Company since September 2014; previously Head of Defined Contribution, Putnam Investments, LLC
David L. Musto President, Great-West Investments	49	2014
President, Great-West Investments of the Company since July 2016; previously Executive Vice President, Empower Retirement of the Company since September 2014; previously Chief Executive Officer, J. P. Morgan Retirement Plan Services LLC from 2010

Robert K. Shaw President, Individual Markets	61	2008	President, Individual Markets of the Company
Andra S. Bolotin Executive Vice President and Chief Financial Officer	54	2015
Executive Vice President and Chief Financial Officer of the Company since July 2016; previously Senior Vice President and Chief Financial Officer of the Company since July 2015; previously Head of Corporate Finance and Controller, Putnam Investments, LLC

Ernie P. Friesen Chief Investment Officer, General Account	54	2013	Chief Investment Officer, General Account of the Company
Jeffrey W. Knight Senior Vice President and Chief Technology Officer	59	2014	Senior Vice President and Chief Technology Officer of the Company
Suzanne M. Sanchez Chief Human Resources Officer	42	2011	Chief Human Resources Officer of the Company since July 2015; previously Vice President, Human Resources
Richard G. Schultz General Counsel and Chief Legal Officer	56	2008	General Counsel and Chief Legal Officer of the Company
Catherine S. Tocher Chief Investment Officer, Segregated Funds	56	2013	Chief Investment Officer, Segregated Funds of the Company

Unless otherwise indicated, all of the executive officers have been engaged for not less than five years in their present principal occupations or in another executive capacity with the companies or firms identified.

The appointments of executive officers are confirmed annually.

10.3  Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that is applicable to its senior financial officers, as well as to other officers and employees.  All of the items identified as elements of a “code of ethics” as defined in Securities and Exchange Commission regulations adopted pursuant to the Sarbanes-Oxley Act of 2002 are substantively covered by the Code.  A copy of the Code is available without charge upon written request to Kenneth I. Schindler, Chief Compliance Officer, 8525 East Orchard Road, Greenwood Village, Colorado 80111.

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

Mr. Reynolds’ compensation is paid by Putnam under Putnam’s compensation program. A portion of Mr. Reynolds’ base salary and annual bonus is allocated to, and reimbursed by, the Company for services provided to the Company. The allocation is determined by the Company’s Human Resources Committee and Putnam’s Human Resources Committee. The portion of Mr. Reynolds’ base salary and annual bonus allocated to the Company is reflected in the Summary Compensation Table (Section 11.4).

The information in this Item 11 relates to the executive compensation program of the Company and does not apply to Mr. Reynolds.

2.  Overview and Objectives of the Company’s Executive Compensation Program

This section provides an overview and describes the objectives of the Company’s compensation program for executives, including the Chief Financial Officer and the three other most highly compensated executive officers of the Company during 2016 (the “Named Executive Officers”).

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

The Human Resources Committee of the Board of Directors of the Company oversees the executive compensation program. The Board and the Human Resources Committee recognize the importance of executive compensation decisions and remain committed to awarding compensation that reflects leadership’s ability to deliver on the Company’s strategic goals and to drive strong performance and sustainable value for shareholders and policyholders.

In designing and administering the individual elements of the executive compensation program, the Human Resources Committee strives to balance short-term and long-term incentive objectives and to apply prudent judgment in establishing performance criteria, evaluating performance, and determining actual incentive awards. Total compensation of each Named Executive Officer is reviewed by the Human Resources Committee from time to time for market competitiveness, and reflects each Named Executive Officer’s job responsibilities, experience and proven performance.

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

Base salary, annual incentive bonus, share units and retirement benefits are determined by the Human Resources Committee for the Named Executive Officers. The long-term compensation component in the form of options for Lifeco common shares is determined and administered by Lifeco’s Human Resources Committee.

The President and Chief Executive Officer participates in the compensation setting process for the other Named Executive Officers by evaluating individual performance, establishing individual performance targets and objectives and recommending salary levels.

3.  Base Salary

Base salaries for the Named Executive Officers are set annually, taking into account the individual’s job responsibilities, experience and proven performance, as well as market conditions. The Company gathers market data in relation to the insurance and financial services industries and also considers surveys prepared by external professional compensation consultants with regard to peer groups in these industries. However, the Human Resources Committee does not routinely “benchmark” or review the Company’s salary levels against a consistent group of its peers and does not have any formal policy of matching its salaries to those of certain competitors.

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

The Company’s Human Resources Committee is responsible for the granting of share units to participants under the Executive Share Unit Plan.  Share Units are not granted based on the timing of the disclosure of non-public material information with respect to Lifeco or the Company.

The granting of share units is considered annually by the Human Resources Committee.  Officer levels are taken into account when new share unit grants are considered.  The granting of share units is subject to the terms and conditions contained in the Executive Share Unit Plan and any additional terms and conditions fixed by the Human Resources Committee at the time of the grant.

See Section 11.5 below for information on the participation of the Named Executive Officers in the Executive Share Unit Plan and a further description of the terms of the Executive Share Unit Plan.

6.  Stock Options

To provide a long-term component to the executive compensation program, the Named Executive Officers participate in Lifeco’s Stock Option Plan (the “Lifeco Option Plan”).

While the Company’s Human Resources Committee makes recommendations with respect to the granting of Lifeco options, Lifeco’s Human Resources Committee is responsible for the granting of options to participants under the Lifeco Option Plan.  Options are not granted based on the timing of the disclosure of non-public material information with respect to Lifeco or the Company.

The granting of Lifeco options is considered annually by the Lifeco Human Resources Committee.  Officer levels are taken into account when new option grants are considered.  The granting of options is subject to the terms and conditions contained in the Lifeco Stock Option Plan and any additional terms and conditions fixed by the Lifeco Human Resources Committee at the time of the grant.

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

(c)  401(k) Plan

All employees, including the Named Executive Officers, may participate in the Company’s qualified defined contribution 401(k) Plan (the “401(k) Plan”).  Under the 401(k) Plan, employees may make contributions of between 1% and 50% of base salary and annual bonus, subject to applicable Internal Revenue Service (“IRS”) limits.  All new employees are automatically enrolled in the 401(k) Plan at a 3% contribution rate unless the employee elects out or elects a different contribution rate.

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

11.2  Human Resource Committee Report

The Human Resources Committee has reviewed and discussed the Compensation Discussion and Analysis with management of the Company and based on such review and discussions, recommends to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Human Resources Committee Members:

C. Généreux (Chairman)
M.R. Coutu
A. Desmarais
O. Desmarais
P. Desmarais, Jr.
P.A. Mahon
R. J. Orr
T.T. Ryan, Jr.
B.E. Walsh

11.3  Human Resources Committee Interlocks and Insider Participation

None.

11.4  Summary Compensation Table

The following table sets out the portion of Robert L. Reynolds’ base salary and annual bonus allocated to the Company for 2016 (See Section 11.1(1) above for further information on this allocation). The table also sets out compensation earned in 2016 by the other Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(7)	All Other Compensation ($)(8)	Total ($)
Robert L. Reynolds	2016	300,000	—	—	—	3,000,000	—	120,039	3,420,039
President and	2015	300,000	—	—	—	3,000,000	—	124,039	3,424,039
Chief Executive Officer	2014	192,419	—	—	—	2,429,435	—	84,601	2,706,455

Andra S. Bolotin (1)	2016	423,077	—	249,998	134,808	900,000	—	25,994	1,733,877
Executive Vice President and	2015	172,308	—	—	—	850,000(6)	—	28,431	1,050,739
Chief Financial Officer

Robert K. Shaw	2016	539,942	—	244,357	87,954	675,000	1,749,030	7,655	3,303,938
President,	2015	527,100	—	213,852	115,509	660,000	1,014,784	16,225	2,547,470
Individual Markets	2014	520,988	250,000	190,571	144,866	651,236	1,598,774	21,600	3,378,035

Edmund F. Murphy	2016	761,538	—	499,995	269,616	1,444,000	—	10,268	2,985,417
President,	2015	581,538	—	450,827	364,458	1,540,000	—	9,000	2,945,823
Empower Retirement

David L. Musto	2016	672,415	829,167(2)	249,998	134,808	1,000,000	—	9,643	2,896,031
President,	2015	666,600	—	75,142	182,229	866,736	—	18,600	1,809,307
Great-West Investments

(1) Ms. Bolotin joined the Company as Chief Financial Officer on July 1, 2015. Prior to joining the Company she was Head of Corporate Finance and Controller of Putnam.

(2) This represents a special bonus paid to Mr. Musto in relation to the integration of certain large case defined contribution business acquired from J.P. Morgan.

(3)  This column sets forth the value of share units granted to each Named Executive Officer under the Executive Share Unit Plan.  The amounts shown represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718.

(4) This column sets forth the value of Lifeco options granted to each Named Executive Officer under the Lifeco Option Plan. The amounts shown represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. For further information, see Note 20 to the Company’s December 31, 2016 Financial Statements contained in Item 8 of this Form 10-K.

(5) For Ms. Bolotin and Messrs. Murphy, Shaw and Musto, these amounts represent cash bonuses earned under the Company’s Annual Incentive Bonus Plan and paid in February of 2017.

(6)	Ms. Bolotin’s 2015 cash bonus was in respect of her work for Putnam during the first half of 2015 and for the Company during the second half of 2015.

(7) Mr. Shaw had a change in actuarial present value under the Defined Benefit Plan of $173,696, a change in actuarial present value under the SERP of $1,570,857, and above market earnings under the EDCP of $4,477. Above average earnings under the EDCP equaled the difference between the total earnings percentage less 2.72% (2.72% being 120% of the applicable federal long-term rate at December 31, 2016).

(8)  The components of 2016 other compensation reported for each of the Named Executive Officers are as follows:

(a)  Mr. Reynolds received $120,039 in respect of directors’ fees.

(b) Ms. Bolotin received (i) a 401(k) Plan employer contribution of $9,000; (ii) a relocation benefit payment of $16,351; and (iii) a cell phone stipend of $643.

(c) Mr. Murphy received (i) a 401(k) Plan employer contribution of $9,000; and (ii) travel benefits worth $1,268.

(d)  Mr. Shaw received (i) a cell phone stipend of $643; (ii) a 401(k) Plan employer contribution of $6,625; and (iii) travel benefits worth $367.

(e)  Mr. Musto received (i) a cell phone stipend of $643; and (ii) a 401(k) plan employer contribution of $9,000.

11.5   Grants of Plan-Based Awards for 2016

1.  Table

The following table sets out information with respect to grants to the Named Executive Officers under the Annual Incentive Bonus Plan, Executive Share Unit Plan and Lifeco Option Plan.

Name	Thresholds ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Share)(3)	Grant Date Fair Value of Stock and Option Awards ($)
A.S. Bolotin	—	900,000	—	9,840	49,200	26.17	384,806
R.K. Shaw	—	814,500	—	9,618	32,100	26.17	332,311
E.F. Murphy	—	1,600,000	—	19,680	98,400	26.17	769,611
D.L. Musto	—	1,250,000	—	9,840	49,200	26.17	384,806

(1) These are Executive Share Units granted under the Executive Share Unit Plan.  The grant date was January 1, 2016.  The Company’s Human Resources Committee approved the grants on February 10, 2016.

(2) These are Lifeco options granted under the Lifeco Option Plan.  The grant date was March 1, 2016.  The Lifeco Human Resources Committee approved the grants on February 10, 2016.

(3) Lifeco options are issued with an exercise price in Canadian dollars, which have been translated to U.S. dollars at 1.00/1.325 which was Lifeco’s average rate for 2016 (the “Conversion Rate”).

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

For 2016:

(i)     Ms. Bolotin had an opportunity to earn up to 200% of base salary earned in 2016 based on certain earnings, expense, sales and individual objectives, and an additional amount on a discretionary basis based on individual performance;

(ii)    Mr. Murphy had an opportunity to earn up to 200% of base salary earned in in 2016 based on certain earnings, expense, sales and individual objectives, and an additional amount on a discretionary basis based on individual performance;

(iii)   Mr. Shaw had an opportunity to earn up to 150% of base salary earned in 2016 based on certain earnings, expense, sales and individual objectives, and an additional amount on a discretionary basis based on individual performance; and

(iv)   Mr. Musto had an opportunity to earn a target bonus of $1,250,000 in 2016 based on certain earnings, expense, sales and individual objectives, and an additional amount on a discretionary basis based on individual performance.

3.  Narrative Description of the Executive Share Unit Plan

Under the Executive Share Unit Plan, notional share units (“Executive Share Units”) may be granted to the Named Executive Officers by the Company’s Human Resources Committee.  The value of an Executive Share Unit on a grant date is based on the average closing price of Lifeco common shares on the Toronto Stock Exchange for the preceding 20 days (the “Market Value”).

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

4.  Narrative Description of the Lifeco Option Plan

Under the Lifeco Option Plan, the Lifeco Human Resources Committee sets the exercise price of the options but under no circumstances can it be less than the weighted average trading price per Lifeco common share on the Toronto Stock Exchange for the five trading days preceding the date of the grant.

Options are either regular options or contingent options.  Regular options are generally granted in multi-year allotments. Regular options become exercisable at the rate of 20% per year commencing one year after the date of the grant.  Contingent options do not become exercisable unless and until conditions prescribed by the Lifeco Human Resources Committee have been satisfied.

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

11.6  Outstanding Equity Awards at 2016 Fiscal Year End

The following table sets out Lifeco options held by the Named Executive Officers under the Lifeco Option Plan, and Executive Share Units held by the Named Executive Officers under the Executive Share Unit Plan, as of December 31, 2016.

	Option Awards					Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)(6)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(9)
A.S. Bolotin	—	49,200	(5)	26.17	February 28, 2026	10,243	(8)	271,854

R.K. Shaw	26,600	—		20.50	February 28, 2021	10,012	(8)	265,721
	30,080	7,520	(1)	17.48	February 28, 2022	8,962	(7)	237,870
	18,900	12,600	(2)	20.47	February 28, 2023
	10,480	15,720	(3)	23.50	February 29, 2024
	5,540	22,160	(4)	26.88	February 28, 2025
	—	32,100	(5)	26.17	February 28, 2026

E.F. Murphy	17,480	69,920	(4)	26.88	February 28, 2025	20,486	(8)	501,459
	—	98,400	(5)	26.17	February 28, 2026	18,894	(7)	501,459

D.L. Musto	8,740	34,960	(4)	26.88	February 28, 2025	10,243	(8)	271,854
	—	49,200	(5)	26.17	February 28, 2026	3,149	(7)	83,581

(1)    These options vest 20% of the total grant on March 1, 2017.

(2)    These options vest 20% of the total grant on each of March 1, 2017 and 2018.

(3)    These options vest 20% of the total grant on each of March 1, 2018, 2019 and 2020.

(4)    These options vest 20% of the total grant on each of March 1, 2017, 2018, 2019 and 2020.

(5)    These options vest 20% of the total grant on each of March 1, 2017, 2018, 2019, 2020 and 2021.

(6)    Lifeco options are issued with an exercise price in Canadian dollars, which have been translated to U.S. dollars at the Conversion Rate.

(7)  These Executive Share Unit grants vest on December 31, 2017.

(8)	These Executive Share Unit grants vest on December 31, 2018.

(9)  The market value of Executive Share Units held as of December 31, 2016 is based on the year-end closing price of Lifeco common shares on the Toronto Stock Exchange, translated into U.S. dollars at the Conversion Rate.

11.7  Option Exercises and Stock Vested for 2016

The following table sets out Lifeco options exercised by, and Executive Share Units vested for, the Named Executive Officers in 2016.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Aquired on Vesting (#)	Value Realized on Vesting ($)
R.K. Shaw	—	—	9,646	245,090

11.8  Pension Benefits for 2016

1.  Table

The following table sets out information with respect to the participation of the Named Executive Officers in the Defined Benefit Plan and the SERP.

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($)
R.K. Shaw	Defined Benefit Plan	39	2,131,965	—
	SERP	39	6,614,389	—

(1)         The amounts shown in the table are calculated according to the terms of the plans based on age and years of service as of December 31, 2016.  These amounts are based on pay through December 31, 2016.  The present value of accumulated benefit under the plans equals the actuarial present value of the annuity earned as of December 31, 2016, payable at age 65 for the Defined Benefit Plan and age 62 for the SERP, discounted to December 31, 2016 at the applicable discount rate for December 31, 2016.  Benefits calculated under the SERP are the termination benefit.

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

11.9  Nonqualified Deferred Compensation for 2016

1.  Table

The following table sets out information with respect to the participation of the Named Executive Officers in the NQDCP and/or EDCP.

Name	Plan Name	Executive Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawls or Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
R.K. Shaw	NQDCP	—	68,073	—	526,987
	EDCP	125,997	10,928	—	275,354

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

11.10  Compensation of Company Directors for 2016

1.  Table

The Company compensates Directors who are not also Directors of Lifeco or Great-West Life (“Company Directors”).  The following sets out compensation earned in 2016 by the Company Directors.

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
J.L. Bernbach	63,883	50,000	156	114,039
G.J. Fleming (1)	41,545	21,603	78	63,226
A. Louvel	82,883	50,000	156	133,039
J.E.A. Nickerson	78,883	50,000	156	129,039
R.L. Reynolds	69,883	50,000	156	120,039

(1)    Mr. Fleming joined the Company’s Board in July of 2016 and received a prorated portion of the annual Company Director cash retainer and Director Deferred Share Unit Plan grant (“DSUP”) for his service on the Board during 2016.

(2)    Messrs. Bernbach, Fleming, Louvel, Nickerson and Reynolds elected to receive this portion of their compensation for serving as directors in cash.

(3)    These amounts represent the value of Deferred Share Units granted under the mandatory component of the Company’s DSUP, pursuant to which Company Directors are required to receive a portion of their compensation for serving as directors in the form of Deferred Share Units (see Narrative Description of the Company Director Compensation below for additional information regarding the DSUP).  The value of these Deferred Share Units is the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

As of December 31, 2016, Mr. Bernbach held 24,842 Deferred Share Units, Mr. Louvel held 24,628 Deferred Share Units, Mr. Nickerson held 28,499 Deferred Share Units and Mr. Reynolds held 5,154 Deferred Share Units.

 (4)    These amounts are life insurance premiums paid under the Great-West Life Director’s Group Life Insurance Plan.

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

Item 12.
Security Ownership of Certain Beneficial Owners and Management

12.1  Security Ownership of Certain Beneficial Owners

Set forth below is certain information, as of January 1, 2017, concerning beneficial ownership of the voting securities of the Company by entities and persons who beneficially own more than 5% of the voting securities of the Company.  The determinations of “beneficial ownership” of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This rule provides that securities will be deemed to be “beneficially owned” where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of the securities or (2) the right to acquire any such power within 60 days after the date such “beneficial ownership” is determined.

(1)    100% of the Company’s 7,292,708 outstanding common shares are owned by GWL&A Financial Inc., 8515 East Orchard Road, Greenwood Village, Colorado 80111.

(2)    100% of the outstanding common shares of GWL&A Financial Inc. are owned by Great-West Lifeco U.S. LLC, 8515 East Orchard Road, Greenwood Village, Colorado 80111.

(3)    100% of the outstanding common shares of Great-West Lifeco U.S. LLC are owned by Great-West Financial (Nova Scotia) Co., Suite 800, 1959 Upper Water Street, Halifax, Nova Scotia, Canada B3J 2X2.

(4)    100% of the outstanding common shares of Great-West Financial (Nova Scotia) Co. are owned by Great-West Financial (Canada) Inc., 100 Osborne Street North, Winnipeg, Manitoba, Canada R3C 3A5.

(5)    100% of the outstanding common shares of Great-West Financial (Canada) Inc. are owned by Great-West Lifeco Inc., 100 Osborne Street North, Winnipeg, Manitoba, Canada R3C 3A5.

(6)    71.91% of the outstanding common shares of Great-West Lifeco Inc. are controlled, directly or indirectly, by Power Financial Corporation, 751 Victoria Square, Montréal, Québec, Canada H2Y 2J3, representing approximately 65% of the voting rights attached to all outstanding voting shares of Great-West Lifeco Inc.

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

12.2  Security Ownership of Management

The following tables set out the number of equity securities and exercisable options for equity securities of the Company or any of its parents or subsidiaries, beneficially owned, as of January 1, 2017, by (i) the directors of the Company (ii) the Named Executive Officers and (iii) the directors and executive officers of the Company as a group.

Directors	Great-West Lifeco Inc. (1)	Power Financial Corporation (2)	Power Corporation of Canada (3)
J.L. Bernbach	—	—	—
M.R. Coutu	10,000	—	—
A. Desmarais	350,000	43,200	1,106,639 3,363.825 options
O. Desmarais	1,029	—	2,360
P. Desmarais, Jr.	100,000	—	85,347 3,363,825 options
G. A. Doer	—	—	—
G. J. Fleming	843	—	—
C. Généreux	—	60,622 options	1,506 7,428 options
A. Louvel	—	—	—
P.A. Mahon	142,328	—	—
J.E.A. Nickerson	20,000	40,000	40,000
R.J. Orr	20,000	400,400 3,434,935 options	20,000
R.L. Reynolds	—	—	—
H.P. Rousseau	2,800	5,400	18,234 800,000 options
R. Royer	15,000	174,000	—
T. Timothy Ryan, Jr.	—	9,294	10,807
J.J. Selitto	—	—	—
G.D. Tretiak	—	68,809 options	8,370 69,721 options
B.E. Walsh	—	—	—

Named Executive Officers	Great-West Lifeco Inc. (1)	Power Financial Corporation (2)	Power Corporation of Canada (3)
R.L. Reynolds	—	—	—
A.S. Bolotin	—	—	—
E.F. Murphy	17,480 options	—	—
D.L. Musto	8,740 options	—	—
R.K. Shaw	6,047 91,600 options	—	—

Directors and Executive Officers as a Group	Great-West Lifeco Inc. (1)	Power Financial Corporation (2)	Power Corporation of Canada (3)
	668,050 275,006 options	672,294 3,564,366 options	1,293,263 7,604,799 options

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

The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by the directors and executive officers as a group represents 2.0% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding.

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

Item 14.
Principal Accounting Fees and Services

14.1  Principal Accounting Fees

For the years ended December 31, 2016 and 2015, professional services were performed by Deloitte & Touche LLP (“D&T”).  The total fees for these services were $8,779,200 and $8,871,300 for the years ended December 31, 2016 and 2015, respectively, and were composed of the following:

Audit fees - The aggregate fees billed for the audit of the Company’s and its subsidiaries’ annual financial statements for the fiscal years ended December 31, 2016 and 2015, and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q, were $7,569,700 and $7,657,300, respectively.

Audit related fees - The aggregate fees billed for audit related services for the fiscal years ended December 31, 2016 and 2015 were $1,209,500 and $1,194,000, respectively.  These services included Statement on Standards for Attestation Engagements No. 16, Reporting on Controls at a Service Organization internal control reports and audits of the Company’s employee benefit plans.

Tax fees - The aggregate fees billed for tax services for the fiscal years ended December 31, 2016 and 2015 were $0 and $20,000, respectively.

All other fees - The aggregate fees for services not included above were $0 for the years ended December 31, 2016 and 2015, respectively.

14.2  Pre-approval Policies and Procedures

The Audit Committee pre-approves all services, including both audit and non-audit services, provided by D&T.  Each year, the Audit Committee receives a schedule of the audit, audit-related and tax services that it is asked to approve for the year before D&T may be engaged.

None of the services described in this Item 14 were approved by the Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X, the de minimis safe harbor exemption from pre-approval requirements.  The amount of hours expended on D&T’s audit of the Company’s financial statements for 2016 attributable to work performed by persons other than D&T’s full-time, permanent employees was less than 50%.

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

10.7	Share Unit Plan effective January 1, 2011 Filed as Exhibit 10.9 to Registrant’s Form 10-K for the year ended December 31, 2010 and incorporated herein by reference
10.8
Amendment No. 1 and Amendment No. 2 Filed as Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2015 and incorporated herein by reference to the Supplemental Executive Retirement Plan Filed as Exhibit 10.2 to the Registrant;’s Form 10-K for the year ended December 31, 2009

10.9
Amendment No. 1 and Amendment No. 2 Filed as Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2015 and incorporated herein by reference to the Share Unit Plan Filed as Exhibit 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2010

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

Date: March 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature and Title	Date

/s/	Robert L. Reynolds	March 1, 2017
Robert L. Reynolds
President and Chief Executive Officer
and a Director

/s/	Andra S. Bolotin	March 1, 2017
Andra S. Bolotin
Executive Vice President, Chief Financial Officer, and Principal Financial Officer

/s/	John L. Bernbach *	March 1, 2017
John L. Bernbach, Director

/s/	Marcel R. Coutu *	March 1, 2017
Marcel R. Coutu, Director

/s/	André Desmarais *	March 1, 2017
André Desmarais, Director

/s/	Olivier Desmarais *	March 1, 2017
Olivier Desmarais, Director

	Signature and Title	Date

/s/	Paul Desmarais, Jr. *	March 1, 2017
Paul Desmarais, Jr., Director

/s/	Gary A. Doer *	March 1, 2017
Gary A. Doer, Director

/s/	Gregory J. Fleming*	March 1, 2017
Gregory J. Fleming, Director

/s/	Claude Généreux *	March 1, 2017
Claude Généreux , Director

/s/	Alain Louvel *	March 1, 2017
Alain Louvel, Director

/s/	Paul A. Mahon*	March 1, 2017
Paul A. Mahon, Director

/s/	Jerry E.A. Nickerson *	March 1, 2017
Jerry E.A. Nickerson, Director

/s/	R. Jeffrey Orr *	March 1, 2017
R. Jeffrey Orr, Chairman of the Board

/s/	Henri-Paul Rousseau *	March 1, 2017
Henri-Paul Rousseau, Director

/s/	Raymond Royer *	March 1, 2017
Raymond Royer, Director

/s/	T. Timothy Ryan, Jr. *	March 1, 2017
T. Timothy Ryan, Jr., Director

/s/	Jerome J. Selitto *	March 1, 2017
Jerome J. Selitto, Director

/s/	Gregory D. Tretiak *	March 1, 2017
Gregory D. Tretiak, Director

/s/	Brian E. Walsh *	March 1, 2017
Brian E. Walsh, Director

* By:	/s/ Richard G. Schultz	March 1, 2017
Richard G. Schultz
Attorney-in-fact pursuant to filed Power of Attorney