Form 10-Q
period 2017-03-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2017-05-12
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.

Yes ☐         No ☒

As of May 12, 2017, 7,292,708 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

Part I     Financial Information
Item1.    Interim Financial Statements

 GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
March 31, 2017 and December 31, 2016
(In Thousands, Except Share Amounts)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $21,427,802 and $21,672,727)	$22,042,336	$22,153,703
Fixed maturities, held-for-trading, at fair value (amortized cost $183,595 and $519,495)	185,617	514,738
Mortgage loans on real estate (net of allowances of $1,309 and $2,882)	3,844,931	3,558,826
Policy loans	4,016,844	4,019,648
Short-term investments (amortized cost $744,063 and $303,988)	744,063	303,988
Limited partnership and other corporation interests	37,948	34,895
Other investments	14,529	15,052
Total investments	30,886,268	30,600,850

Other assets:
Cash and cash equivalents	12,920	18,321
Reinsurance recoverable	597,096	598,864
Deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”)	490,487	486,690
Investment income due and accrued	315,826	287,681
Collateral under securities lending agreements	94,531	—
Due from parent and affiliates	86,834	81,995
Goodwill	137,683	137,683
Other intangible assets	19,297	20,087
Other assets	1,014,949	1,021,210
Assets of discontinued operations	17,213	17,652
Separate account assets	27,597,906	27,037,765
Total assets	$61,271,010	$60,308,798

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
March 31, 2017, and December 31, 2016
(In Thousands, Except Share Amounts)
(Unaudited)

	March 31, 2017	December 31, 2016
Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$29,230,356	$28,872,899
Policy and contract claims	384,990	372,259
Policyholders’ funds	241,167	285,554
Provision for policyholders’ dividends	48,070	49,521
Undistributed earnings on participating business	16,000	15,573
Total policy benefit liabilities	29,920,583	29,595,806

General liabilities:
Due to parent and affiliates	539,884	537,990
Commercial paper	98,645	99,049
Payable under securities lending agreements	94,531	—
Deferred income tax liabilities, net	230,519	191,911
Other liabilities	737,179	816,304
Liabilities of discontinued operations	17,213	17,652
Separate account liabilities	27,597,906	27,037,765
Total liabilities	59,236,460	58,296,477

Commitments and contingencies (See Note 12)

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,292,708 shares issued and outstanding	7,293	7,293
Additional paid-in capital	863,451	863,031
Accumulated other comprehensive income	299,854	235,875
Retained earnings	863,952	906,122
Total stockholder’s equity	2,034,550	2,012,321
Total liabilities and stockholder’s equity	$61,271,010	$60,308,798

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Income
Three Months Ended March 31, 2017, and 2016
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Premium income	$152,241	$154,927
Fee income	255,116	225,067
Other revenue	2,384	3,149
Net investment income	313,471	331,785
Realized investment gains (losses), net:
Total other-than-temporary gains (losses), net	—	(536)
Other realized investment gains (losses), net	(11,754)	31,806
Total realized investment gains (losses), net	(11,754)	31,270
Total revenues	711,458	746,198
Benefits and expenses:
Life and other policy benefits	170,289	186,636
Increase (decrease) in future policy benefits	126	(14,015)
Interest credited or paid to contractholders	153,946	148,310
Provision for policyholders’ share of (losses) earnings on participating business	(2)	(169)
Dividends to policyholders	15,069	15,981
Total benefits	339,428	336,743
General insurance expenses	307,131	276,528
Amortization of DAC and VOBA	5,322	539
Interest expense	7,630	9,724
Total benefits and expenses	659,511	623,534
Income before income taxes	51,947	122,664
Income tax expense	17,117	24,038
Net income	$34,830	$98,626

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2017, and 2016
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$34,830	$98,626
Components of other comprehensive income
Unrealized holding gains (losses), net, arising on available-for-sale fixed maturity investments	130,229	446,610
Unrealized holding gains (losses), net, arising on cash flow hedges	(6,955)	(1,604)
Reclassification adjustment for (gains) losses, net, realized in net income	1,475	(22,456)
Net unrealized gains (losses) related to investments	124,749	422,550
Future policy benefits, DAC and VOBA adjustments	(28,466)	(76,240)
Employee benefit plan adjustment	2,146	2,234
Other comprehensive income before income taxes	98,429	348,544
Income tax expense related to items of other comprehensive income	34,450	121,991
Other comprehensive income(1)	63,979	226,553
Total comprehensive income	$98,809	$325,179

(1) Other comprehensive income includes the non-credit component of impaired gains (losses), net, on fixed maturities available-for-sale in the amounts of $(1,089) and $(1,895) for the three months ended March 31, 2017, and 2016, respectively.

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Stockholder’s Equity
Three Months Ended March 31, 2017, and 2016
(In Thousands)
(Unaudited)

	Three Months Ended March 31, 2017

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
Balances, January 1, 2017	$7,293	$863,031	$235,875	$906,122	$2,012,321
Net income	—	—	—	34,830	34,830
Other comprehensive income, net of income taxes	—	—	63,979	—	63,979
Dividends	—	—	—	(77,000)	(77,000)
Capital contribution - stock-based compensation	—	420	—	—	420
Balances, March 31, 2017	$7,293	$863,451	$299,854	$863,952	$2,034,550

	Three Months Ended March 31, 2016

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
Balances, January 1, 2016	$7,233	$840,874	$233,438	$800,721	$1,882,266
Net income	—	—	—	98,626	98,626
Other comprehensive income, net of income taxes	—	—	226,553	—	226,553
Dividends	—	—	—	(73,401)	(73,401)
Capital contribution - stock-based compensation	—	534	—	—	534
Income tax benefit on stock-based compensation	—	141	—	—	141
Balances, March 31, 2016	$7,233	$841,549	$459,991	$825,946	$2,134,719

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2017, and 2016
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$361,764	$142,740

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	1,825,006	1,983,974
Mortgage loans on real estate	54,480	92,302
Limited partnership interests, other corporation interests and other investments	1,426	2,567
Purchases of investments:
Fixed maturities, available-for-sale	(1,599,114)	(1,818,569)
Mortgage loans on real estate	(335,324)	(117,720)
Limited partnership interests, other corporation interests and other investments	(4,555)	(1,593)
Net change in short-term investments	(439,510)	(546,036)
Net change in policy loans	279	(29)
Purchases of furniture, equipment, and software	(9,978)	(12,064)
Net cash used in investing activities	(507,290)	(417,168)

Cash flows from financing activities:
Contract deposits	778,744	851,509
Contract withdrawals	(543,572)	(510,660)
Net change in due to/from parent and affiliates	(2,921)	(11,274)
Dividends paid	(77,000)	(73,401)
Payments for and interest paid on financing element derivatives, net	(1,870)	(3,000)
Net change in commercial paper borrowings	(404)	5,800
Net change in book overdrafts	(12,672)	92
Employee taxes paid for withheld shares	(180)	(433)
Income tax benefit on share-based compensation	—	141
Net cash provided by financing activities	140,125	258,774

Net decrease in cash and cash equivalents	(5,401)	(15,654)
Cash and cash equivalents, beginning of year	18,321	34,362
Cash and cash equivalents, end of period	$12,920	$18,708

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2017, and 2016
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Income taxes	$(3,139)	$(8,305)
Interest	(3,199)	(140)

Non-cash investing and financing transactions during the years:
Share-based compensation expense	$420	$534

See notes to condensed consolidated financial statements.	(Concluded)

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

The condensed consolidated balance sheet as of December 31, 2016, which was derived from the Company’s audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2017, have been prepared in accordance with the instructions for Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  As such, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position, and cash flows as of March 31, 2017, and for all periods presented. The condensed consolidated results of operations and condensed consolidated statement of cash flows for the three months ended March 31, 2017, are not necessarily indicative of the results or cash flows expected for the full year.

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

2.  Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The new guidance is effective for the fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and requires a modified retrospective, a retrospective or a prospective transition approach depending upon the type of change. The new guidance changed several aspects of the accounting for share-based payment award transactions, including: (i) income tax consequences when awards vest or are settled; (ii) classification of awards as either equity or liabilities due to statutory tax withholding requirements; and (iii) classification on the statement of cash flows. The adoption of this ASU did not have a material effect on the Company’s condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Future adoption of new accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The new guidance will supersede nearly all existing revenue recognition guidance under U.S. GAAP; however, it will not impact the accounting for insurance and investment contracts within the scope of financial services insurance, leases, financial instruments and guarantees. The core principle of the model requires that an entity recognizes revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The update also requires increased disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The Company’s implementation efforts are primarily focused on certain fee income earned from assets under management, assets under administration, shareholder servicing, administration and recordkeeping services, and investment advisory services as well as the evaluation of certain incremental costs to obtain a customer contract which are to be deferred and recognized over the expected customer life. The Company continues to evaluate the impact of this update on its condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted for the instrument-specific credit risk provision. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by requiring equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income, eliminating certain disclosure requirements related to financial instruments measured at amortized cost and adding disclosures related to the measurement categories of financial assets and financial liabilities, requiring entities to present separately in other comprehensive income the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (i.e. “own credit”) when the entity has elected the fair value option for financial instruments, and clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  The Company is currently evaluating the impact of this update on its condensed consolidated financial statements and anticipates the primary change to be the requirement for equity investments such as limited partnership interests, that are currently accounted for under the cost method, to be measured at fair value with changes in the fair value recognized in net income.

In February 2016, the FASB issued ASU 2016-02, Leases, effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual period. This update requires organizations to recognize lease assets and lease liabilities on the balance sheet with lease terms of more than 12 months and also disclose certain qualitative and quantitative information about leasing arrangements. The Company’s implementation efforts are primarily focused on the review of its existing lease contracts and performing a completeness assessment over the lease population. The Company is currently evaluating the impact of this update on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses: Measurement of Credit Losses on Financial Instruments, effective for fiscal years and interim periods within those beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018. This update amends guidance on the impairment of financial instruments by adding an impairment model that is based on expected losses rather than incurred losses and is intended to result in more timely recognition of losses. The standard also simplifies the accounting by decreasing the number of credit impairment models that an entity can use to account for debt instruments. The Company is currently evaluating the impact of this update on its condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), effective for fiscal years and interim periods within those beginning after December 15, 2017. Early adoption is permitted. This ASU addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company is currently evaluating the impact of this update on its condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (a consensus of the Emerging Issues Task Force), effective for fiscal years and interim periods within those beginning after December 15, 2017. Early adoption is permitted. This update requires organizations to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The Company is currently evaluating the impact of this update on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other, effective for annual or any interim goodwill impairment tests after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The update eliminates Step 2 from the goodwill impairment test and will require management to perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  Any amount by which the carrying amount exceeds the reporting unit’s fair value (not to exceed the goodwill allocated to that reporting unit) is recognized as an impairment charge.  The Company is currently evaluating the impact of this update on its condensed consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. This update requires organizations to disaggregate the service cost component from the other components of net benefit costs in the income statement and present it with other current compensation costs for the related employees and present while providing guidance for capitalization eligibility for service costs. The Company is currently evaluating the impact of this update in its condensed consolidated financial statements.

3.  Dividends

The maximum amount of dividends, which can be paid to stockholders by insurance companies domiciled in the State of Colorado, is subject to restrictions relating to statutory surplus and statutory net gain from operations.  Prior to the payment of any dividends, the Company seeks approval from the Colorado Insurance Commissioner.  During the three months ended March 31, 2017, and 2016, the Company paid dividends of $77,000 and $73,401, respectively, to its parent, GWL&A Financial.

4.  Summary of Investments

The following tables summarize fixed maturity investments classified as available-for-sale and the non-credit-related component of other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (loss) (“AOCI”):

	March 31, 2017
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
Fixed maturities:	cost	gains	losses	and carrying value	included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$1,813,394	$46,163	$19,189	$1,840,368	$—
Obligations of U.S. states and their subdivisions	1,889,794	215,426	5,121	2,100,099	—
Corporate debt securities (2)	14,270,203	512,816	229,442	14,553,577	(1,248)
Asset-backed securities	1,443,721	101,214	16,671	1,528,264	(70,463)
Residential mortgage-backed securities	124,522	4,200	996	127,726	(106)
Commercial mortgage-backed securities	1,353,588	23,313	18,836	1,358,065	—
Collateralized debt obligations	532,580	1,693	36	534,237	—
Total fixed maturities	$21,427,802	$904,825	$290,291	$22,042,336	$(71,817)

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
(2) Includes perpetual debt investments with amortized cost of $115,037 and estimated fair value of $105,162.

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

See Note 7 for additional discussion regarding fair value measurements.

The amortized cost and estimated fair value of fixed maturity investments classified as available-for-sale, based on estimated cash flows, are shown in the table below.  Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2017
	Amortized cost	Estimated fair value
Maturing in one year or less	$644,280	$662,742
Maturing after one year through five years	3,845,273	4,018,406
Maturing after five years through ten years	6,950,269	7,068,702
Maturing after ten years	5,073,643	5,282,788
Mortgage-backed and asset-backed securities	4,914,337	5,009,698
Total fixed maturities	$21,427,802	$22,042,336

Mortgage-backed (commercial and residential) and asset-backed securities include those issued by the U.S. government and U.S. agencies.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following table summarizes information regarding the sales of securities classified as available-for-sale:

	Three Months Ended March 31,
	2017	2016
Proceeds from sales	$1,580,522	$1,682,893
Gross realized gains from sales	12,433	19,857
Gross realized losses from sales	15,257	11

Included in net investment income are unrealized gains (losses) of $(277) and $12,622 for the three months ended March 31, 2017, and 2016, respectively, on held-for-trading fixed maturity investments still held at period end.

Mortgage loans on real estate — The following table summarizes the carrying value of the mortgage loan portfolio by component:

	March 31, 2017	December 31, 2016
Principal	$3,843,130	$3,558,863
Unamortized premium (discount) and fees, net	4,909	5,541
Foreign exchange translation	(1,799)	(2,696)
Mortgage provision allowance	(1,309)	(2,882)
Total mortgage loans	$3,844,931	$3,558,826

The following table summarizes the recorded investment of the mortgage loan portfolio by risk assessment category as of March 31, 2017, and December 31, 2016, respectively:

	March 31, 2017	December 31, 2016
Performing	$3,844,775	$3,560,243
Non-performing	1,465	1,465
Total	$3,846,240	$3,561,708

The following table summarizes activity in the mortgage provision allowance:

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
	Commercial mortgages	Commercial mortgages
Beginning balance	$2,882	$2,890
Provision increases	—	536
Provision decreases	(1,573)	(544)
Ending balance	$1,309	$2,882

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$536	$536
Collectively evaluated for impairment	773	2,346

Recorded investment balance in the mortgage loan portfolio, gross of allowance, by basis of impairment method:	$3,846,240	$3,561,708
Individually evaluated for impairment	1,465	1,465
Collectively evaluated for impairment	3,844,775	3,560,243

Limited partnership and other corporation interests — At March 31, 2017, and December 31, 2016, the Company had $37,948 and $34,895, respectively, invested in limited partnership and other corporation interests. Limited partnership interests represent the Company’s minority ownership interests in pooled investment funds that primarily make private equity

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

investments across diverse industries and geographical focuses. The Company has determined its interest in each limited partnership to be considered a variable interest entity (“VIE”). Consolidation is not required as the Company is not deemed to be the primary beneficiary of the VIEs.

The carrying value and maximum exposure to loss in relation to the activities of the VIEs was $35,565 and $32,444 at March 31, 2017, and December 31, 2016, respectively.

Securities lending — Securities with a cost or amortized cost of $164,390 and estimated fair values of $160,012 were on loan under the program at March 31, 2017. There were no securities on loan at December 31, 2016.  The Company received cash of $94,531 and securities with a fair value of $70,537 as collateral at March 31, 2017. The Company bears the risk of any deficiency in the amount of collateral available for return to a borrower due to a loss in an approved investment.
Under the securities lending program the collateral pledged is, by definition, the securities loaned against the cash borrowed. The following table summarizes the cash collateral liability under the securities lending program, by class of securities loaned:

	March 31, 2017	December 31, 2016
Cash collateral liability by class of loaned security
U.S. government direct obligations and U.S. agencies	$1,025	$—
Corporate debt securities	93,506	—
Total	$94,531	$—

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

Unrealized losses on fixed maturity investments classified as available-for-sale — The following tables summarize unrealized investment losses, including the non-credit-related portion of OTTI losses reported in AOCI, by class of investment:

	March 31, 2017
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$1,254,124	$18,974	$10,181	$215	$1,264,305	$19,189
Obligations of U.S. states and their subdivisions	165,820	4,641	10,394	480	176,214	5,121
Corporate debt securities	3,711,201	121,580	880,097	107,862	4,591,298	229,442
Asset-backed securities	458,552	4,905	271,982	11,766	730,534	16,671
Residential mortgage-backed securities	5,755	18	13,386	978	19,141	996
Commercial mortgage-backed securities	630,766	16,473	35,929	2,363	666,695	18,836
Collateralized debt obligations	30,980	36	—	—	30,980	36
Total fixed maturities	$6,257,198	$166,627	$1,221,969	$123,664	$7,479,167	$290,291

Total number of securities in an unrealized loss position		554		132		686

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

Fixed maturity investments — Total unrealized losses and OTTI decreased by $99,938, or 26%, from December 31, 2016, to March 31, 2017. The majority, or $69,161, of the decrease was in the less than twelve months category. The overall decrease in unrealized losses was across all asset classes and reflects lower interest rates at March 31, 2017, compared to December 31, 2016, resulting in generally higher valuations of these fixed maturity securities.

Total unrealized losses greater than twelve months decreased by $30,777 from December 31, 2016, to March 31, 2017.  Corporate debt securities account for 87%, or $107,862, of the unrealized losses and OTTI greater than twelve months at March 31, 2017.  Non-investment grade corporate debt securities account for $7,851 of the unrealized losses and OTTI greater than twelve months, and $2,176 of the losses are on perpetual debt investments issued by investment grade rated banks in the United Kingdom.  Management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Asset-backed securities account for 10% of the unrealized losses and OTTI greater than twelve months at March 31, 2017.  The present value of the cash flows expected to be collected is not less than amortized cost and management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Other-than-temporary impairment recognition — The OTTI on fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in realized investment gains (losses) is summarized as follows:

	Three Months Ended March 31,
	2017	2016
Beginning balance	$83,665	$102,343
Reductions due to increases in cash flows expected to be collected that are recognized over the remaining life of the security	(3,306)	(3,927)
Ending balance	$80,359	$98,416

5.  Derivative Financial Instruments

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The ISDA Master Agreements contain provisions that would allow the counterparties to require immediate settlement of all derivative instruments in a net liability position if the Company were to default on any debt obligations over a certain threshold.  The MSFTA contain provisions which do not stipulate a threshold for default and only apply to debt obligations between the Company and the specific counterparty.  The aggregate fair value, inclusive of accrued income and expense, of derivative instruments with credit-risk-related contingent features that were in a net liability position was $49,235 and $38,324 as of March 31, 2017, and December 31, 2016, respectively.  The Company had pledged collateral related to these derivatives of zero and zero as of March 31, 2017, and December 31, 2016, respectively, in the normal course of business.  If the credit-risk-related contingent features were triggered on March 31, 2017, the fair value of assets that could be required to settle the derivatives in a net liability position was $49,235.

At March 31, 2017, and December 31, 2016, the Company had pledged zero and zero of unrestricted cash collateral to counterparties in the normal course of business, while other counterparties had pledged $80,145 and $103,214 of unrestricted cash collateral to the Company to satisfy collateral netting agreements, respectively.

At March 31, 2017, the Company estimated $10,436 of net derivative gains related to cash flow hedges included in AOCI will be reclassified into net income within the next twelve months. Gains and losses included in AOCI are reclassified into net income when the hedged item affects earnings.

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

The following tables summarize the notional amount and fair value of derivative financial instruments, excluding embedded derivatives:

	March 31, 2017
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$419,800	$37,308	$37,308	$—
Cross-currency swaps	666,577	32,731	43,652	10,921
Total cash flow hedges	1,086,377	70,039	80,960	10,921

Total derivatives designated as hedges	1,086,377	70,039	80,960	10,921

Derivatives not designated as hedges:
Interest rate swaps	486,100	(6,708)	8,187	14,895
Futures on equity indices	31,433	—	—	—
Interest rate futures	74,600	—	—	—
Interest rate swaptions	162,464	265	265	—
Other forward contracts	2,538,450	6,784	7,817	1,033
Cross-currency swaps	612,733	19,152	42,071	22,919
Total derivatives not designated as hedges	3,905,780	19,493	58,340	38,847
Total derivative financial instruments	$4,992,157	$89,532	$139,300	$49,768

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

Notional amounts are used to express the extent of the Company’s involvement in derivative transactions and represent a standard measurement of the volume of its derivative activity.  Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received. The average notional outstanding during the three months ended March 31, 2017, was $897,400, $1,239,581, $114,425, $163,232, and $1,545,788 for interest rate swaps, cross-currency swaps, futures, swaptions, and other forward contracts, respectively. The average notional outstanding during the year ended December 31, 2016, was $784,900, $1,141,967, $145,658, $156,632, and $2,230,167 for interest rate swaps, cross-currency swaps, futures, swaptions, and other forward contracts, respectively.

The following tables present the effect of derivative instruments in the condensed consolidated statements of income reported by cash flow hedges and economic hedges, excluding embedded derivatives:

	Gain (loss) recognized in OCI on derivatives (Effective portion)		Gain (loss) reclassified from OCI into net income (Effective portion)
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Cash flow hedges:
Interest rate swaps	$(148)	$525	$1,220	$1,494	(A)
Interest rate swaps	3,843	—	(880)	—	(B)
Cross-currency swaps	(10,650)	(2,129)	1,102	992	(A)
Total cash flow hedges	$(6,955)	$(1,604)	$1,442	$2,486

(A) Net investment income.
(B) Interest expense.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Gain (loss) on derivatives recognized in net income
	Three Months Ended March 31,
	2017		2016
Derivatives not designated as hedging instruments:
Futures on equity indices	$(684)	(A)	$(230)	(A)
Futures on equity indices	(1,284)	(B)	(1,441)	(B)
Interest rate swaps	(1,549)	(A)	10,622	(A)
Interest rate futures	(14)	(A)	(204)	(A)
Interest rate futures	5	(B)	(32)	(B)
Interest rate swaptions	(27)	(A)	134	(A)
Interest rate swaptions	(74)	(B)	(195)	(B)
Other forward contracts	6,784	(A)	3,056	(A)
Other forward contracts	(5,597)	(B)	2,938	(B)
Cross-currency swaps	(14,168)	(A)	12,199	(A)
Total derivatives not designated as hedging instruments	$(16,608)		$26,847

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

The estimated fair value of the GLWB was $4,042 and $5,712 at March 31, 2017, and December 31, 2016, respectively. The changes in fair value of the GLWB were $1,670 and $(10,450) for the three months ended March 31, 2017, and 2016, respectively.

6.  Summary of Offsetting Assets and Liabilities

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

	March 31, 2017
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments (assets):	recognized assets (1)	instruments	received	fair value
Derivative instruments (2)	$104,020	$(35,694)	$(65,290)	$3,036
Short-term reverse repurchase agreement (3)	34,500	(34,500)	—	—
Total financial instruments (assets)	138,520	(70,194)	(65,290)	3,036

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	March 31, 2017
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments (liabilities):	recognized liabilities (1)	instruments	pledged	fair value
Derivative instruments (4)	35,943	(35,694)	—	249

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

7.  Fair Value Measurements

Recurring fair value measurements

The following tables present the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy category:

	Assets and liabilities measured at fair value on a recurring basis
	March 31, 2017
	Quoted prices	Significant
	in active markets for identical assets (Level 1)	other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$1,840,368	$—	$1,840,368
Obligations of U.S. states and their subdivisions	—	2,100,099	—	2,100,099
Corporate debt securities	—	14,542,646	10,931	14,553,577
Asset-backed securities	—	1,528,264	—	1,528,264
Residential mortgage-backed securities	—	127,726	—	127,726
Commercial mortgage-backed securities	—	1,358,065	—	1,358,065
Collateralized debt obligations	—	534,237	—	534,237
Total fixed maturities available-for-sale	—	22,031,405	10,931	22,042,336
Fixed maturities held-for-trading:
U.S. government direct obligations and U.S. agencies	—	129,296	—	129,296
Corporate debt securities	—	55,249	—	55,249
Commercial mortgage-backed securities	—	1,072	—	1,072
Total fixed maturities held-for-trading	—	185,617	—	185,617
Short-term investments	262,866	481,197	—	744,063
Collateral under securities lending agreements	94,531	—	—	94,531
Collateral under derivative counterparty collateral agreements	80,145	—	—	80,145
Derivative instruments designated as hedges:
Interest rate swaps	—	37,308	—	37,308
Cross-currency swaps	—	43,652	—	43,652
Derivative instruments not designated as hedges:
Interest rate swaps	—	8,187	—	8,187
Interest rate swaptions	—	265	—	265
Other forward contracts	—	7,817	—	7,817
Cross-currency swaps	—	42,071	—	42,071
Total derivative instruments	—	139,300	—	139,300
Separate account assets (1)	15,849,064	11,330,972	—	27,597,906
Total assets	$16,286,606	$34,168,491	$10,931	$50,883,898

Liabilities
Payable under securities lending agreements	$94,531	$—	$—	$94,531
Collateral under derivative counterparty collateral agreements	80,145	—	—	80,145
Derivative instruments designated as hedges:
Cross-currency swaps	—	10,921	—	10,921
Derivative instruments not designated as hedges:
Interest rate swaps	—	14,895	—	14,895
Other forward contracts	—	1,033	—	1,033
Cross-currency swaps	—	22,919	—	22,919
Total derivative instruments	—	49,768	—	49,768
Embedded derivatives - GLWB	—	—	4,042	4,042
Separate account liabilities (2)	26	409,044	—	409,070
Total liabilities	$174,702	$458,812	$4,042	$637,556

(1) Included in the total fair value amount are $418 million of investments as of March 31, 2017 for which the fair value is estimated using net asset value per unit as a practical expedient which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy in connection with the adoption of ASU 2015-07.
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
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities
	Three Months Ended March 31, 2017
	Assets	Liabilities
	Fixed maturities available-for-sale	Embedded
	Corporate	derivatives
	debt securities	- GLWB
Balances, January 1, 2017	$11,639	$5,712
Realized and unrealized gains (losses) included in:
Net income (loss)	—	1,670
Other comprehensive income (loss)	(364)	—
Settlements	(344)	—
Balances, March 31, 2017	$10,931	$4,042
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at March 31, 2017	$—	$1,670

	Recurring Level 3 financial assets and liabilities
	Three Months Ended March 31, 2016
	Assets	Liabilities
	Fixed maturities available-for-sale	Embedded
	Corporate	derivatives
	debt securities	- GLWB
Balances, January 1, 2016	$4,538	$11,257
Realized and unrealized gains (losses) included in:
Net income (loss)	—	(10,450)
Other comprehensive income (loss)	366	—
Settlements	(598)	—
Transfers into Level 3 (1)	11,236	—
Balances, March 31, 2016	$15,542	$21,707
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at March 31, 2016	$—	$(10,450)
 (1) Transfers into Level 3 are due primarily to decreased observability of inputs in valuation methodologies.

The following table presents significant unobservable inputs used during the valuation of certain liabilities categorized within Level 3 of the recurring fair value measurements table:

Range
	Valuation Technique	Unobservable Input	March 31, 2017	December 31, 2016
Embedded derivatives - GLWB	Risk neutral stochastic valuation methodology	Equity volatility	15% - 28%	15% - 30%
		Swap curve	1.38% - 2.66%	0.75% - 3.00%
		Mortality rate	Based on the Annuity 2000 Mortality Table	Based on the Annuity 2000 Mortality Table
		Base Lapse rate	1% - 15%	1% - 15%

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Fair value of financial instruments

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments and investments not carried at fair value on a recurring basis:

	March 31, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets
Mortgage loans on real estate	$3,844,931	$3,915,687	$3,558,826	$3,574,240
Policy loans	4,016,844	4,016,844	4,019,648	4,019,648
Limited partnership interests	32,579	31,947	29,345	29,822
Other investments	13,935	44,243	14,382	44,687

Liabilities
Annuity contract benefits without life contingencies	$12,383,984	$12,249,498	$12,291,378	$12,129,631
Policyholders’ funds	241,167	241,167	285,554	285,554
Commercial paper	98,645	98,645	99,049	99,049
Notes payable	534,339	528,415	531,092	495,004

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

8.  Other Comprehensive Income

The following tables present the accumulated balances for each classification of other comprehensive income (loss):

	Three Months Ended March 31, 2017
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2017	$311,748	$67,076	$(58,646)	$(84,303)	$235,875
Other comprehensive income (loss) before reclassifications	84,649	(4,521)	(18,503)	—	61,625
Amounts reclassified from AOCI	1,896	(937)	—	1,395	2,354
Net current period other comprehensive income (loss)	86,545	(5,458)	(18,503)	1,395	63,979
Balances, March 31, 2017	$398,293	$61,618	$(77,149)	$(82,908)	$299,854

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31, 2016
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2016	$339,520	$45,284	$(65,785)	$(85,581)	$233,438
Other comprehensive income (loss) before reclassifications	290,296	(1,043)	(49,556)	—	239,697
Amounts reclassified from AOCI	(12,980)	(1,616)	—	1,452	(13,144)
Net current period other comprehensive income (loss)	277,316	(2,659)	(49,556)	1,452	226,553
Balances, March 31, 2016	$616,836	$42,625	$(115,341)	$(84,129)	$459,991

The following tables present the composition of other comprehensive income (loss):

	Three Months Ended March 31, 2017
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$130,229	$(45,580)	$84,649
Unrealized holding gains (losses), net, arising on cash flow hedges	(6,955)	2,434	(4,521)
Reclassification adjustment for (gains) losses, net, realized in net income	1,475	(516)	959
Net unrealized gains (losses) related to investments	124,749	(43,662)	81,087
Future policy benefits, DAC and VOBA adjustments	(28,466)	9,963	(18,503)
Net unrealized gains (losses)	96,283	(33,699)	62,584
Employee benefit plan adjustment	2,146	(751)	1,395
Other comprehensive income (loss)	$98,429	$(34,450)	$63,979

	Three Months Ended March 31, 2016
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$446,610	$(156,314)	$290,296
Unrealized holding gains (losses), net, arising on cash flow hedges	(1,604)	561	(1,043)
Reclassification adjustment for (gains) losses, net, realized in net income	(22,456)	7,860	(14,596)
Net unrealized gains (losses) related to investments	422,550	(147,893)	274,657
Future policy benefits, DAC and VOBA adjustments	(76,240)	26,684	(49,556)
Net unrealized gains (losses)	346,310	(121,209)	225,101
Employee benefit plan adjustment	2,234	(782)	1,452
Other comprehensive income (loss)	$348,544	$(121,991)	$226,553

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables presents the reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended March 31,
	2017		2016
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the statement where net income is presented
Unrealized holding (gains) losses, net, arising on fixed maturities, available-for-sale	$2,917		$(19,970)		Other realized investment (gains) losses, net
	2,917		(19,970)		Total before tax
	1,021		(6,990)		Tax expense or benefit
	$1,896		$(12,980)		Net of tax

Unrealized holding (gains) losses, net, arising on cash flow hedges	$(2,322)		$(2,486)		Net investment income
	880		—		Interest Expense
	(1,442)		(2,486)		Total before tax
	(505)		(870)		Tax expense or benefit
	$(937)		$(1,616)		Net of tax

Amortization of employee benefit plan items
Prior service (benefits)	$73	(1)	$(151)	(1)
Actuarial (gains)	2,073	(1)	2,385	(1)
	2,146		2,234		Total before tax
	751		782		Tax expense or benefit
	$1,395		$1,452		Net of tax

Total reclassification	$2,354		$(13,144)		Net of tax
(1) These accumulated other comprehensive income components are included in the computation of net periodic (benefit) cost of employee benefit plans (see Note 9 for additional details).

9.  Employee Benefit Plans

Net periodic cost (benefit) of the Defined Benefit Pension, Post-Retirement Medical, and Supplemental Executive Retirement plans included in general insurance expenses in the accompanying condensed consolidated statements of income includes the following components:

	Three Months Ended March 31,
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Components of net periodic cost (benefit):
Service cost	$(2,067)	$1,335	$357	$293	$(4)	$73	$(1,714)	$1,701
Interest cost	6,121	6,282	188	175	405	444	6,714	6,901
Expected return on plan assets	(5,118)	(6,278)	—	—	—	—	(5,118)	(6,278)
Amortization of unrecognized prior service costs (benefits)	—	—	(52)	(276)	125	125	73	(151)
Amortization of losses (gains) from earlier periods	2,199	2,485	(113)	(85)	(13)	(15)	2,073	2,385
Net periodic cost (benefit)	$1,135	$3,824	$380	$107	$513	$627	$2,028	$4,558

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The Company expects to make payments of approximately $678 with respect to its Post-Retirement Medical Plan and $3,336 with respect to its Supplemental Executive Retirement Plan during the year ended December 31, 2017.  The Company expects to make contributions of zero to its Defined Benefit Pension Plan during the year ended December 31, 2017.  A December 31 measurement date is used for the employee benefit plans.

The following table summarizes contributions to the Defined Benefit Pension Plan and payments made to the Post-Retirement Medical Plan and the Supplemental Executive Retirement Plan:

	Three Months Ended March 31,
	2017	2016
Payments to the Post-Retirement Medical Plan	169	204
Payments to the Supplemental Executive Retirement Plan	834	834

10.  Income Taxes

The provision for income taxes is comprised of the following:

	Three Months Ended March 31,
	2017	2016
Current expense	$12,959	$10,640
Deferred expense	4,158	13,398
Total income tax provision	$17,117	$24,038

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate:

	Three Months Ended March 31,
	2017	2016
Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(3.3)%	(2.3)%
Tax credits	(0.8)%	(16.3)%
State income taxes, net of federal benefit	1.8%	2.3%
Other, net	0.3%	0.9%
Effective income tax rate	33.0%	19.6%

During the three months ended March 31, 2017, and 2016, the Company recorded an increase in unrecognized tax benefits in the amount of $1,994 and $1,843 respectively. The Company anticipates additional decreases to its unrecognized tax benefits of $7,000 to $9,000 in the next twelve months. The Company expects that the majority of the decrease in its unrecognized tax benefits will not impact the effective tax rate.

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

11.  Segment Information

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

Other

The Company’s Other reporting segment is substantially comprised of activity under the assumption of reinsurance between Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”), a wholly owned subsidiary, and The Canada Life Assurance Company (“CLAC”) (“the GWSC operating segment”), corporate items not directly allocated to the other operating segments, and interest expense on long-term debt.

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

	Three Months Ended March 31, 2017
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$131,559	$91	$20,591	$152,241
Fee income	25,981	227,320	1,815	255,116
Other revenue	—	2,384	—	2,384
Net investment income	184,205	117,620	11,646	313,471
Realized investment gains (losses), net	584	(12,316)	(22)	(11,754)
Total revenues	342,329	335,099	34,030	711,458
Benefits and expenses:
Policyholder benefits	270,088	47,629	21,711	339,428
Operating expenses	38,386	255,764	25,933	320,083
Total benefits and expenses	308,474	303,393	47,644	659,511
Income (loss) before income taxes	33,855	31,706	(13,614)	51,947
Income tax expense (benefit)	11,650	10,426	(4,959)	17,117
Net income (loss)	$22,205	$21,280	$(8,655)	$34,830

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

12.  Commitments and Contingencies

Commitments

The Company has a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility expires on March 1, 2018.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth of $1,100,000, as defined in the credit facility agreement (compiled on the statutory accounting basis prescribed by the National Association of Insurance

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Commissioners), at anytime.  The Company was in compliance with all covenants at March 31, 2017, and December 31, 2016.  At March 31, 2017, and December 31, 2016, there were no outstanding amounts related to the credit facility.

GWSC and CLAC are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,154,380 and renews annually until it expires on July 3, 2027.  The second letter of credit is for $70,000 and renews annually until it expires on December 31, 2017.  At March 31, 2017, and December 31, 2016, there were no outstanding amounts related to the letters of credit.

In addition, the Company has other letters of credit with a total amount of $9,095, renewable annually for an indefinite period of time. At March 31, 2017, and December 31, 2016, there were no outstanding amounts related to those letters of credit.

The Company makes commitments to fund partnership interests, mortgage loans on real estate, and other investments in the normal course of its business.  The amounts of these unfunded commitments at March 31, 2017, and December 31, 2016, were $550,139 and $438,458, of which $88,903 and $93,440 were related to cost basis limited partnership interests, respectively, all of which is due within one year from the dates indicated.

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

13.  Subsequent Events

On April 26, 2017, the Company’s Board of Directors declared a dividend of $60,301 payable on June 15, 2017, to its sole shareholder, GWL&A Financial.

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

Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change.  Some of these risks are described in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.  Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be global or national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility, and other risks associated with its investment portfolio and other factors.

Readers should also consider other matters, including any risks and uncertainties, discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission. The following discussion addresses the Company’s results of operations for the three months ended March 31, 2017, compared with the same period in 2016.  This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

Recent Events

Empower Retirement has completed its program activities related to integrating the J.P. Morgan Retirement Plan Services business, improving the client-facing experience as well as streamlining the back-office processing. The Company expects that these enhancements will increase market share by driving future sales and improving the retention of participants and assets. Empower Retirement participant accounts have grown to approximately 8.2 million at March 31, 2017 from over 8 million at December 31, 2016.

Synergies have been achieved through efficiencies from the conversion of business onto a single back-office platform, increased utilization of Great West Global, which launched in the third quarter of 2015, with over 600 professionals based in India, as well as scale-driven cost improvements. The impact of these synergies has been mostly offset by the reinvestment in ongoing development as well as customer acquisition and retention.

On April 6, 2016, the U.S. Department of Labor (“DOL”) issued a new rule redefining and expanding who is a fiduciary by reason of providing investment advice to a retirement plan or holder of an individual retirement account. Compliance with the rule was generally required by April 10, 2017 (certain parts by January 1, 2018). On April 4, 2017, the DOL extended the general compliance date for the rule from April 10, 2017 to June 9, 2017 (with no extension of the January 1, 2018 date). The Company has analyzed the rule against current business practices. The rule requires changes to certain aspects of product and service delivery but management does not expect that it will prevent the Company from executing on its overall business strategy and growth objectives. The Company is continuing with its implementation plan for compliance with the new June 9, 2017 compliance date.

The Company continues to monitor the potential for significant policy changes following the 2016 U.S. elections, including corporate tax reform which would have an impact on the Company’s deferred tax assets and liabilities as well as the effective tax rate in subsequent periods.

Current Market Conditions

The S&P 500 index at March 31, 2017 was up by 6% compared to January 1, 2017. The S&P 500 index at March 31, 2016 was up by less than 1% compared to January 1, 2016.  The average of the S&P 500 index was up by 19% during the three months ended March 31, 2017, when compared to the same period in 2016.

	2017		2016
S&P 500 Index	Close	Average in Quarter	Close	Average in Quarter
March 31	2,363	2,324	2,060	1,952
January 1	2,239		2,044

Variable asset-based fees earned by the Company fluctuate with changes in participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses, which are primarily associated with changes in the U.S. equities market. Fee income increased for the three months ended March 31, 2017, when compared to the same period in 2016. For the three months ended March 31, 2017, the variance was primarily due to higher asset-based fees, driven by growth in these assets, due to positive net cash flows and higher average equity market levels.

The 10-year U.S. Treasury rate at March 31, 2017, was down by 10 basis points as compared to January 1, 2017. The rate at March 31, 2016 was down by 49 basis points as compared to January 1, 2016. The average of the 10-year U.S. Treasury rate during the three months ended March 31, 2017, was up by 54 basis points when compared to 2016.

	2017		2016
10-Year Treasury Rate	Close	Average in Quarter	Close	Average in Quarter
March 31	2.35%	2.45%	1.78%	1.91%
January 1	2.45%		2.27%

Unrealized gains on fixed maturity investments fluctuate with changes in the prevailing interest rates. When interest rates decrease, market values of fixed maturity investments generally increase. The Company has recorded in other comprehensive income favorable changes in unrealized gains (losses), net, on fixed maturity investments, of $134 million for the three months ended March 31, 2017, compared to favorable changes of $430 million for the three months ended March 31, 2016. This resulted in an increase in accumulated other comprehensive income (loss), net of policy holder related amounts, and deferred taxes.

The Company employs hedging strategies for the purpose of managing the interest rate, foreign currency exchange rate, and equity market risks impacting the Company’s business. For some derivative instruments, hedge accounting is not elected; therefore all gains or losses from these transactions are recorded in the condensed consolidated statement of income. As a result, fluctuations in interest rates, foreign currencies, or equity markets may cause the Company to experience volatility in net income. For the three months ended March 31, 2017, the Company recorded realized losses on forward settling to be announced (“TBA”) securities of $6 million, compared to gains of $3 million in 2016. For the three months ended March 31, 2017, the Company recorded losses in net investment income on cross-currency swaps of $14 million, compared to gains of $12 million in 2016.

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

Three months ended March 31, 2017 compared with the three months ended March 31, 2016

The Company believes that the presentation of adjusted operating income enhances the understanding of the Company’s performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted operating income should not be viewed as a substitute for U.S. GAAP net income. The following is a summary of the contributions of each segment to net income and a reconciliation of net income to adjusted operating income:

	Three Months Ended March 31,		Increase	Percentage
Income statement data (In millions)	2017	2016	(decrease)	change
Net (loss) income
Individual Markets segment	$22	$47	$(25)	(53)%
Empower Retirement segment	21	52	(31)	(60)%
Other segment	(8)	(1)	(7)	700%
Total net (loss) income	35	98	(63)	(64)%
Adjustments to net (loss) income
Unrealized investment gains (losses), net	(3)	28	(31)	(111)%
Realized investment gains (losses), net	(12)	31	(43)	(139)%
Pro-rata tax (expense) benefit (1)	5	(21)	26	(124)%
Adjusted operating income (loss)	$45	$60	$(15)	(25)%
(1) Calculated utilizing estimated tax rate of 35%.

Unrealized investment gains (losses), net, had an unfavorable change of $31 million, or 111%, from a gain of $28 million in 2016 to a loss of $3 million in 2017. The change was due to a $29 million unfavorable change from derivatives in addition to an unfavorable change of $6 million from bonds, partially offset by a favorable change of $4 million from forward settling TBA securities.

Realized investment gains (losses), net, had an unfavorable change of $43 million, or 139%, from a gain of $31 million in 2016 to a loss of $12 million in 2017. The change was due to a $36 million unfavorable change from bonds, a $9 million unfavorable change from forward settling TBA securities, partially offset by a $2 million favorable change from mortgages.

Pro-rata tax expense changed by $26 million, to a benefit of $5 million in 2017, primarily due to the unfavorable change in total unrealized and realized investment gains (losses), net.

Company Results of Operations

Three months ended March 31, 2017 compared with the three months ended March 31, 2016

The following is a summary of certain financial data of the Company:

	Three Months Ended March 31,		Increase	Percentage
Income statement data (In millions)	2017	2016	(decrease)	change
Premium income	$153	$155	$(2)	(1)%
Fee income	255	225	30	13%
Other revenue	2	3	(1)	(33)%
Adjusted net investment income	316	304	12	4%
Total adjusted operating revenues	726	687	39	6%
Policyholder benefits	339	337	2	1%
Operating expenses	320	287	33	11%
Total benefits and expenses	659	624	35	6%
Adjusted operating income (loss) before income taxes	67	63	4	6%
Adjusted income tax (benefit) expense	22	3	19	633%
Adjusted operating income (loss)	$45	$60	$(15)	(25)%

The Company’s consolidated adjusted operating income decreased by $15 million, or 25%, to $45 million for the three months ended March 31, 2017, when compared to the same period in 2016. The decrease was primarily due to increased operating expenses and adjusted income tax expense, partially offset by higher fee income and favorable changes in adjusted net investment income.

Fee income increased by $30 million, or 13%, to $255 million for the three months ended March 31, 2017, when compared to the same period in 2016. This increase was primarily related to an increase in asset-based variable fee income resulting from increased average asset levels driven by sales and higher average equity market levels.

Adjusted net investment income increased by $12 million, or 4%, to $316 million. The increase was primarily related to higher investment income earned on bonds, mortgages, and policy loans as a result of higher invested asset balances, partially offset by lower yields.

Operating expenses increased by $33 million, or 11%, to $320 million for the three months ended March 31, 2017, when compared to the same period in 2016 primarily due to higher salaries and benefits and deferred acquisition costs (“DAC”) amortization.

Adjusted income tax expense increased by $19 million, from an expense of $3 million in 2016 to $22 million in 2017 primarily due to a management election to claim foreign tax credits during 2016.

Individual Markets Segment Results of Operations

Three months ended March 31, 2017 compared with the three months ended March 31, 2016

The following is a summary of certain financial data of the Individual Markets segment:

	Three Months Ended March 31,		Increase	Percentage
Income statement data (In millions)	2017	2016	(decrease)	change
Premium income	$132	$134	$(2)	(1)%
Fee income	26	23	3	13%
Adjusted net investment income	190	186	4	2%
Total adjusted operating revenues	348	343	5	1%
Policyholder benefits	270	268	2	1%
Operating expenses	38	37	1	3%
Total benefits and expenses	308	305	3	1%
Adjusted operating income (loss) before income taxes	40	38	2	5%
Adjusted income tax (benefit) expense	14	11	3	27%
Adjusted operating income (loss)	$26	$27	$(1)	(4)%

Adjusted operating income for the Individual Markets segment during the three months ended March 31, 2017 was comparable to to the same period in 2016. This was primarily due to favorable changes in adjusted net investment income, partially offset by increased adjusted income tax expense.

Adjusted net investment income had a favorable change of $4 million, or 2%, to $190 million for the three months ended March 31, 2017, when compared to the same period in 2016. The primary driver of the change was higher investment income on bonds and mortgages as a result of higher invested asset balances, partially offset by lower yields.

Adjusted income tax expense increased by $3 million, from an expense of $11 million in 2016 to $14 million in 2017 primarily due to favorable changes in net investment income.

Empower Retirement Segment Results of Operations

Three months ended March 31, 2017 compared with the three months ended March 31, 2016

The following is a summary of certain financial data of the Empower Retirement segment:

	Three Months Ended March 31,		Increase	Percentage
Income statement data (In millions)	2017	2016	(decrease)	change
Fee income	$227	$201	$26	13%
Other revenue	2	3	(1)	(33)%
Adjusted net investment income	115	104	11	11%
Total adjusted operating revenues	344	308	36	12%
Policyholder benefits	48	50	(2)	(4)%
Operating expenses	256	232	24	10%
Total benefits and expenses	304	282	22	8%
Adjusted operating income (loss) before income taxes	40	26	14	54%
Adjusted income tax (benefit) expense	13	(8)	21	(263)%
Adjusted operating income (loss)	$27	$34	$(7)	(21)%

Adjusted operating income for the Empower Retirement segment decreased by $7 million, or 21%, to $27 million for the three months ended March 31, 2017, when compared to the same period in 2016. The change was primarily due to higher operating expenses and adjusted income tax expense, partially offset by favorable fee income and adjusted net investment income.

Fee income increased by $26 million, or 13%, to $227 million for the three months ended March 31, 2017, when compared to the same period in 2016. This increase was primarily related to an increase in asset-based variable fee income resulting from increased average asset levels driven by sales and higher average equity market levels.

Adjusted net investment income had a favorable change of $11 million, or 11%, to $115 million for the three months ended March 31, 2017, when compared to the same period in 2016. The primary driver of the change was higher investment income on bonds and mortgages as a result of higher invested asset balances, partially offset by lower yields.

Operating expenses increased by $24 million, or 10%, to $256 million for the three months ended March 31, 2017, when compared to the same period in 2016. The increase was primarily due to higher salaries and benefits and DAC amortization.

Adjusted income tax expense had an unfavorable change of $21 million, or 263%, to $13 million for the three months ended March 31, 2017, when compared to the same period in 2016. The increased tax expense is primarily due to a management election to claim foreign tax credits in addition to a decrease in adjusted operating income before tax during 2016.

Other Segment Results of Operations

Three months ended March 31, 2017 compared with the three months ended March 31, 2016

The following is a summary of certain financial data of the Company’s Other segment:

	Three Months Ended March 31,		Increase	Percentage
Income statement data (In millions)	2017	2016	(decrease)	change
Premium income	$21	$21	$—	—%
Fee income	2	1	1	100%
Adjusted net investment income	11	14	(3)	(21)%
Total adjusted operating revenues	34	36	(2)	(6)%
Policyholder benefits	21	19	2	11%
Operating expenses	26	18	8	44%
Total benefits and expenses	47	37	10	27%
Adjusted operating income (loss) before income taxes	(13)	(1)	(12)	1,200%
Adjusted income tax (benefit) expense	(5)	—	(5)	100%
Adjusted operating income (loss)	$(8)	$(1)	$(7)	700%

Adjusted operating loss for the Company’s Other segment increased by $7 million, or 700%, to a loss of $8 million for the three months ended March 31, 2017 compared to a loss of $1 million in 2016. The increase in adjusted operating loss was primarily due to higher operating expenses, partially offset by an increase in the adjusted income tax benefit.

Operating expenses increased by $8 million, or 44%, to $26 million for the three months ended March 31, 2017 primarily due to restructuring costs.

Adjusted income tax benefit increased by $5 million, or 100%, to a benefit of $7 million for the three months ended March 31, 2017 primarily due to a higher adjusted operating loss before tax.

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

The following table presents the percentage distribution of the carrying values of the Company’s general account investment portfolio:

(In millions)	March 31, 2017		December 31, 2016
Fixed maturities, available-for-sale	$22,042	71.4%	$22,154	72.4%
Fixed maturities, held-for-trading	186	0.6%	515	1.7%
Mortgage loans on real estate	3,845	12.4%	3,559	11.6%
Policy loans	4,017	13.0%	4,020	13.1%
Short-term investments	743	2.4%	303	1.0%
Limited partnership and other corporation interests	38	0.1%	35	0.1%
Other investments	15	0.1%	15	0.1%
Total investments	$30,886	100.0%	$30,601	100.0%

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

One of the Company’s primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average credit quality to limit credit risk.  All securities are internally rated by the Company on a basis intended to be similar to that of independent external rating agencies and the Company generally considers ratings from several of these major ratings agencies to develop its internal rating. In addition, the National Association of Insurance Commissioners (“NAIC”) implemented a ratings methodology for residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other structured securities.  The Company may also utilize inputs from this ratings process to develop its internal rating.

The percentage distribution of the estimated fair value of the Company’s fixed maturity portfolio by the Company’s internal credit rating is summarized as follows:

Credit Rating	March 31, 2017	December 31, 2016
AAA	23.4%	27.3%
AA	14.7%	13.9%
A	32.3%	30.8%
BBB	28.4%	26.8%
BB and below (Non-investment grade)	1.2%	1.2%
Total	100.0%	100.0%

The March 31, 2017, AAA rating percentage decreased as compared to December 31, 2016, as the Company sold AAA-rated government agency MBS pools to enter into forward settling TBA contracts which are treated as derivatives.

The percentage distribution of the estimated fair value of the corporate sector fixed maturity portfolio, calculated as a percentage of fixed maturities, is summarized as follows:

Sector	March 31, 2017	December 31, 2016
Utility	18.6%	18.1%
Finance	11.9%	10.8%
Consumer	10.3%	9.7%
Natural resources	6.6%	6.3%
Transportation	4.1%	3.6%
Other	14.2%	13.3%

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

A discussion of each of these critical accounting policies may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash and cash equivalents that totaled $279 million and $322 million as of March 31, 2017, and December 31, 2016, respectively.  The March 31, 2017, and December 31, 2016, short-term investments included above exclude any amounts held to settle TBA forward contracts.  In addition, 99% of the fixed maturity portfolio carried an investment grade rating at March 31, 2017, and December 31, 2016, which provides significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity.  Additionally, the Company anticipates that cash on hand and expected net cash generated by operating activities will exceed the forecasted needs of the business over the next 12 months.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $99 million and $99 million of commercial paper outstanding as of March 31, 2017, and December 31, 2016, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a revolving credit facility agreement with U.S. Bank, which expires on March 1, 2018, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility as of or during the three months ended March 31, 2017.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

Off-Balance Sheet Arrangements

The Company makes commitments to fund partnership interests, mortgage loans on real estate, and other investments in the normal course of its business.  The amounts of these unfunded commitments at March 31, 2017, and December 31, 2016, were $550 million and $438 million, respectively.  The precise timing of the fulfillment of the commitment cannot be predicted; however, these amounts are due within one year of the dates indicated.  There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company participates in a short-term reverse repurchase program for the purpose of enhancing the total return on its investment portfolio.  This type of transaction involves the purchase of securities with a simultaneous agreement to sell similar securities at a future date at an agreed-upon price.  In exchange, the financial institutions put non-cash collateral on deposit with a third-party custodian on behalf of the Company.  The amount of securities purchased in connection with these transactions was $35 million and zero at March 31, 2017, and December 31, 2016, respectively.  Non-cash collateral on deposit with the third-party custodian on the Company’s behalf was $35 million and zero at March 31, 2017, and December 31, 2016, respectively, which cannot be sold or re-pledged and which has not been recorded on the condensed consolidated balance sheets. Collateral related to the reverse repurchase agreements generally consists of U.S. government or U.S. government agency securities.

The Company participates in a securities lending program in which the Company lends securities that are held as part of its general account investment portfolio to third parties for the purpose of enhancing the total return on its investment portfolio.  The Company generally requires initial collateral in an amount greater than or equal to 102% of the fair value of domestic securities loaned and 105% of foreign securities loaned.  The Company received securities with a fair value of $71 million as collateral at March 31, 2017, which have not been recorded on the condensed consolidated balance sheets as the Company does not have effective control. There were no securities on loan and therefore no securities were received as collateral at December 31, 2016.

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

A discussion of each of these risk factors may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer and its Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”).  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the President and Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

As disclosed in Item 9A, “Controls and Procedures,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, management concluded that the Company maintained effective internal control over financial reporting. There has been no significant change in the control environment for the three months ended March 31, 2017. Management is committed to continuing to improve its internal control processes and will continue to review its financial reporting controls and procedures.

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

•	The Company could face difficulties, unforeseen liabilities, or asset impairments arising from business acquisitions or integrations and managing growth of such businesses.

•	Counterparties with whom the Company transfers risk may be unable or unwilling to do business with the Company.

•	The Company may not be able to secure financing to meet the liquidity or capital needs of the Company.

Item 6.         Exhibits

The documents identified below are filed as a part of this report:

Index to Exhibits

Exhibit Number	Title
31.1	Rule 13a-14(a)/15-d14(a) Certification
31.2	Rule 13a-14(a)/15-d14(a) Certification
32	18 U.S.C. 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great-West Life & Annuity Insurance Company

By:	/s/	Kara Roe	Date:	May 12, 2017
Kara Roe
Vice President, Controller, and Principal Accounting Officer