Form 10-Q
period 2017-06-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2017-08-11
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☐         No ☒

As of August 11, 2017, 7,292,708 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

Part I     Financial Information
Item1.    Interim Financial Statements

 GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
June 30, 2017 and December 31, 2016
(In Thousands, Except Share Amounts)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $21,392,504 and $21,672,727)	$22,242,518	$22,153,703
Fixed maturities, held-for-trading, at fair value (amortized cost $180,651 and $519,495)	182,554	514,738
Mortgage loans on real estate (net of allowances of $1,467 and $2,882)	3,924,598	3,558,826
Policy loans	4,066,620	4,019,648
Short-term investments (amortized cost $917,716 and $303,988)	917,716	303,988
Limited partnership and other corporation interests	37,876	34,895
Other investments	14,127	15,052
Total investments	31,386,009	30,600,850

Other assets:
Cash and cash equivalents	16,839	18,321
Reinsurance recoverable	600,775	598,864
Deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”)	456,545	486,690
Investment income due and accrued	277,979	287,681
Collateral under securities lending agreements	77,614	—
Due from parent and affiliates	104,237	81,995
Goodwill	137,683	137,683
Other intangible assets	18,531	20,087
Other assets	1,044,068	1,021,210
Assets of discontinued operations	17,088	17,652
Separate account assets	27,856,199	27,037,765
Total assets	$61,993,567	$60,308,798

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
June 30, 2017, and December 31, 2016
(In Thousands, Except Share Amounts)
(Unaudited)

	June 30, 2017	December 31, 2016
Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$29,394,266	$28,872,899
Policy and contract claims	385,991	372,259
Policyholders’ funds	287,265	285,554
Provision for policyholders’ dividends	48,581	49,521
Undistributed earnings on participating business	16,838	15,573
Total policy benefit liabilities	30,132,941	29,595,806

General liabilities:
Due to parent and affiliates	538,844	537,990
Commercial paper	71,253	99,049
Payable under securities lending agreements	77,614	—
Deferred income tax liabilities, net	295,617	191,911
Other liabilities	796,721	816,304
Liabilities of discontinued operations	17,088	17,652
Separate account liabilities	27,856,199	27,037,765
Total liabilities	59,786,277	58,296,477

Commitments and contingencies (See Note 12)

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,292,708 shares issued and outstanding	7,293	7,293
Additional paid-in capital	940,385	863,031
Accumulated other comprehensive income	406,139	235,875
Retained earnings	853,473	906,122
Total stockholder’s equity	2,207,290	2,012,321
Total liabilities and stockholder’s equity	$61,993,567	$60,308,798

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Income
Three and Six Months Ended June 30, 2017, and 2016
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Premium income	$67,663	$76,818	$219,904	$231,745
Fee income	267,338	238,364	522,453	463,429
Other revenue	3,661	3,370	6,045	6,519
Net investment income	297,221	355,755	610,691	687,540
Realized investment gains (losses), net:
Total other-than-temporary gains (losses), net	(157)	—	(157)	(536)
Other realized investment gains (losses), net	22,221	42,013	10,467	73,819
Total realized investment gains (losses), net	22,064	42,013	10,310	73,283
Total revenues	657,947	716,320	1,369,403	1,462,516
Benefits and expenses:
Life and other policy benefits	166,995	170,492	337,283	357,129
Decrease in future policy benefits	(63,978)	(68,746)	(63,852)	(82,761)
Interest credited or paid to contractholders	157,544	152,460	311,490	300,770
Provision for policyholders’ share of losses on participating business	(62)	(249)	(64)	(418)
Dividends to policyholders	9,045	9,314	24,114	25,295
Total benefits	269,544	263,271	608,971	600,015
General insurance expenses	284,364	294,507	591,495	571,036
Amortization of DAC and VOBA	20,401	36,354	25,723	36,893
Interest expense	7,646	8,679	15,276	18,403
Total benefits and expenses	581,955	602,811	1,241,465	1,226,347
Income before income taxes	75,992	113,509	127,938	236,169
Income tax expense	26,168	39,710	43,286	63,748
Net income	$49,824	$73,799	$84,652	$172,421

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2017, and 2016
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$49,824	$73,799	$84,652	$172,421
Components of other comprehensive income
Unrealized holding gains (losses), net, arising on available-for-sale fixed maturity investments	236,996	393,130	367,225	839,740
Unrealized holding gains (losses), net, arising on cash flow hedges	(18,245)	6,102	(25,200)	4,498
Reclassification adjustment for (gains) losses, net, realized in net income	(1,832)	(28,635)	(357)	(51,091)
Net unrealized gains (losses) related to investments	216,919	370,597	341,668	793,147
Future policy benefits, DAC and VOBA adjustments	(55,549)	(96,531)	(84,015)	(172,771)
Employee benefit plan adjustment	2,146	2,234	4,292	4,468
Other comprehensive income before income taxes	163,516	276,300	261,945	624,844
Income tax expense related to items of other comprehensive income	57,231	96,704	91,681	218,695
Other comprehensive income(1)	106,285	179,596	170,264	406,149
Total comprehensive income	$156,109	$253,395	$254,916	$578,570

(1) Other comprehensive income includes the non-credit component of impaired gains (losses), net, on fixed maturities available-for-sale in the amounts of $(520) and $(2,472) for the three months ended June 30, 2017, and 2016, respectively and $(1,609) and $(4,367) for the six months ended June 30, 2017, and 2016, respectively.

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Stockholder’s Equity
Six Months Ended June 30, 2017, and 2016
(In Thousands)
(Unaudited)

	Six Months Ended June 30, 2017

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
Balances, January 1, 2017	$7,293	$863,031	$235,875	$906,122	$2,012,321
Net income	—	—	—	84,652	84,652
Other comprehensive income, net of income taxes	—	—	170,264	—	170,264
Dividends	—	—	—	(137,301)	(137,301)
Capital contribution(1)	—	76,429	—	—	76,429
Capital contribution - stock-based compensation	—	925	—	—	925
Balances, June 30, 2017	$7,293	$940,385	$406,139	$853,473	$2,207,290

(1) In May 2017, the Company received a capital contribution from its parent, GWL&A Financial, in the amount of $76,429. No additional shares of the Company were issued in relation to this contribution.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2017, and 2016
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$504,175	$457,941

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	3,132,414	4,056,220
Mortgage loans on real estate	209,888	128,908
Limited partnership interests, other corporation interests and other investments	4,745	7,642
Purchases of investments:
Fixed maturities, available-for-sale	(2,840,513)	(2,837,403)
Mortgage loans on real estate	(565,217)	(374,710)
Limited partnership interests, other corporation interests and other investments	(8,114)	(3,234)
Net change in short-term investments	(612,835)	(2,150,029)
Net change in policy loans	(9,037)	6,723
Purchases of furniture, equipment, and software	(21,710)	(20,652)
Net cash used in investing activities	(710,379)	(1,186,535)

Cash flows from financing activities:
Contract deposits	1,405,204	1,766,662
Contract withdrawals	(1,087,940)	(978,575)
Net change in due to/from parent and affiliates	(21,388)	1,067
Dividends paid	(137,301)	(104,831)
Capital contribution	76,429	—
Payments for and interest paid on financing element derivatives, net	(3,461)	(5,111)
Net change in commercial paper borrowings	(27,796)	6,298
Net change in book overdrafts	1,623	17,613
Employee taxes paid for withheld shares	(648)	(484)
Income tax benefit on share-based compensation	—	405
Net cash provided by financing activities	204,722	703,044

Net decrease in cash and cash equivalents	(1,482)	(25,550)
Cash and cash equivalents, beginning of year	18,321	34,362
Cash and cash equivalents, end of period	$16,839	$8,812

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2017, and 2016
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Income taxes	$(10,449)	$(16,391)
Interest	(12,931)	(18,798)

Non-cash investing and financing transactions during the years:
Share-based compensation expense	$925	$1,059

See notes to condensed consolidated financial statements.	(Concluded)

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

The condensed consolidated balance sheet as of December 31, 2016, which was derived from the Company’s audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2017, have been prepared in accordance with the instructions for Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  As such, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position, and cash flows as of June 30, 2017, and for all periods presented. The condensed consolidated results of operations and condensed consolidated statement of cash flows for the six months ended June 30, 2017, are not necessarily indicative of the results or cash flows expected for the full year.

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
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Future adoption of new accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company expects to utilize the modified retrospective adoption and recognize the cumulative effect of initially adopting the standard, if any, as an adjustment to the opening balance of retained earnings at the date of adoption. The new guidance will supersede nearly all existing revenue recognition guidance under U.S. GAAP; however, it will not impact the accounting for insurance and investment contracts within the scope of financial services insurance, leases, financial instruments and guarantees. The core principle of the model requires that an entity recognizes revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The update also requires increased disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts.

The Company’s implementation efforts are primarily focused on certain fee income earned from assets under management, assets under administration, shareholder servicing, administration and recordkeeping services, and investment advisory services as well as the evaluation of certain incremental costs to obtain a customer contract. The Company anticipates that the adoption of this update will primarily impact the accounting for certain contract cost and contract fulfillment costs, which are currently expensed as incurred. Under the new standard, these costs will be deferred and recognized as expenses over the expected customer life. While the Company continues to make progress in its assessment and implementation of this update, it has not yet determined a range of the potential quantitative impact on its condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted for the instrument-specific credit risk provision. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by requiring equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income, eliminating certain disclosure requirements related to financial instruments measured at amortized cost and adding disclosures related to the measurement categories of financial assets and financial liabilities, requiring entities to present separately in other comprehensive income the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (i.e. “own credit”) when the entity has elected the fair value option for financial instruments, and clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  The Company is currently evaluating the impact of this update on its condensed consolidated financial statements and anticipates the primary impact to be the requirement for equity investments such as limited partnership interests, that are currently accounted for under the cost method, to be measured at fair value with changes in the fair value recognized in net income.

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

3.  Dividends

The maximum amount of dividends, which can be paid to stockholders by insurance companies domiciled in the State of Colorado, is subject to restrictions relating to statutory surplus and statutory net gain from operations.  Prior to the payment of any dividends, the Company seeks approval from the Colorado Insurance Commissioner.  During the six months ended June 30, 2017, and 2016, the Company paid dividends of $137,301 and $104,831, respectively, to its parent, GWL&A Financial.

4.  Summary of Investments

The following tables summarize fixed maturity investments classified as available-for-sale and the non-credit-related component of other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (loss) (“AOCI”):

	June 30, 2017
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
Fixed maturities:	cost	gains	losses	and carrying value	included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$1,389,029	$51,604	$8,998	$1,431,635	$—
Obligations of U.S. states and their subdivisions	1,879,906	230,856	2,195	2,108,567	—
Corporate debt securities (2)	14,559,716	617,225	150,546	15,026,395	(1,167)
Asset-backed securities	1,624,832	112,104	14,758	1,722,178	(69,573)
Residential mortgage-backed securities	73,038	2,849	797	75,090	(135)
Commercial mortgage-backed securities	1,286,766	22,924	12,003	1,297,687	—
Collateralized debt obligations	579,217	1,780	31	580,966	—
Total fixed maturities	$21,392,504	$1,039,342	$189,328	$22,242,518	$(70,875)

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
(2) Includes perpetual debt investments with amortized cost of $115,037 and estimated fair value of $108,631.

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

	June 30, 2017
	Amortized cost	Estimated fair value
Maturing in one year or less	$820,721	$836,028
Maturing after one year through five years	3,782,417	3,958,581
Maturing after five years through ten years	7,151,808	7,354,724
Maturing after ten years	5,035,008	5,366,623
Mortgage-backed and asset-backed securities	4,602,550	4,726,562
Total fixed maturities	$21,392,504	$22,242,518

Mortgage-backed (commercial and residential) and asset-backed securities include those issued by the U.S. government and U.S. agencies.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following table summarizes information regarding the sales of securities classified as available-for-sale:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds from sales	$891,026	$1,673,307	$2,471,548	$3,356,200
Gross realized gains from sales	8,488	26,810	20,921	46,667
Gross realized losses from sales	6,080	135	21,337	146

Mortgage loans on real estate — The following table summarizes the carrying value of the mortgage loan portfolio by component:

	June 30, 2017	December 31, 2016
Principal	$3,920,498	$3,558,863
Unamortized premium (discount) and fees, net	4,615	5,541
Foreign exchange translation	952	(2,696)
Mortgage provision allowance	(1,467)	(2,882)
Total mortgage loans	$3,924,598	$3,558,826

The following table summarizes the recorded investment of the mortgage loan portfolio by risk assessment category as of June 30, 2017, and December 31, 2016, respectively:

	June 30, 2017	December 31, 2016
Performing	$3,924,600	$3,560,243
Non-performing	1,465	1,465
Total	$3,926,065	$3,561,708

The following table summarizes activity in the mortgage provision allowance:

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
	Commercial mortgages	Commercial mortgages
Beginning balance	$2,882	$2,890
Provision increases	158	536
Provision decreases	(1,573)	(544)
Ending balance	$1,467	$2,882

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$693	$536
Collectively evaluated for impairment	774	2,346

Recorded investment balance in the mortgage loan portfolio, gross of allowance, by basis of impairment method:	$3,926,065	$3,561,708
Individually evaluated for impairment	1,465	1,465
Collectively evaluated for impairment	3,924,600	3,560,243

Limited partnership and other corporation interests — At June 30, 2017 and December 31, 2016, the Company had $37,876 and $34,895, respectively, invested in limited partnership and other corporation interests. Limited partnership interests represent the Company’s minority ownership interests in pooled investment funds that primarily make private equity investments across diverse industries and geographical focuses. The Company has determined its interest in each limited partnership to be considered a variable interest entity (“VIE”). Consolidation is not required as the Company is not deemed to be the primary beneficiary of the VIEs.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The carrying value and maximum exposure to loss in relation to the activities of the VIEs was $35,492 and $32,444 at June 30, 2017, and December 31, 2016, respectively.

Securities lending — Securities with a cost or amortized cost of $124,185 and estimated fair values of $121,582 were on loan under the program at June 30, 2017. There were no securities on loan at December 31, 2016.  The Company received cash of $77,614 and securities with a fair value of $48,214 as collateral at June 30, 2017. The Company bears the risk of any deficiency in the amount of collateral available for return to a borrower due to a loss in an approved investment.

Under the securities lending program the collateral pledged is, by definition, the securities loaned against the cash borrowed. The following table summarizes the cash collateral liability under the securities lending program, by class of securities loaned:

	June 30, 2017	December 31, 2016
Cash collateral liability by class of loaned security
U.S. government direct obligations and U.S. agencies	$1,541	$—
Corporate debt securities	76,073	—
Total	$77,614	$—

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

Unrealized losses on fixed maturity investments classified as available-for-sale — The following tables summarize unrealized investment losses, including the non-credit-related portion of OTTI losses reported in AOCI, by class of investment:

	June 30, 2017
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$688,677	$8,806	$9,694	$192	$698,371	$8,998
Obligations of U.S. states and their subdivisions	59,432	1,633	10,316	562	69,748	2,195
Corporate debt securities	2,622,456	64,428	973,238	86,118	3,595,694	150,546
Asset-backed securities	480,642	4,383	261,342	10,375	741,984	14,758
Residential mortgage-backed securities	—	—	12,991	797	12,991	797
Commercial mortgage-backed securities	469,738	10,026	35,901	1,977	505,639	12,003
Collateralized debt obligations	65,205	31	—	—	65,205	31
Total fixed maturities	$4,386,150	$89,307	$1,303,482	$100,021	$5,689,632	$189,328

Total number of securities in an unrealized loss position		419		128		547

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

Fixed maturity investments — Total unrealized losses and OTTI decreased by $200,901, or 52%, from December 31, 2016, to June 30, 2017. The majority, or $146,481, of the decrease was in the less than twelve months category. The overall decrease in unrealized losses was across all asset classes and reflects lower interest rates at June 30, 2017, compared to December 31, 2016, resulting in generally higher valuations of these fixed maturity securities.

Total unrealized losses greater than twelve months decreased by $54,420 from December 31, 2016, to June 30, 2017.  Corporate debt securities account for 86%, or $86,118, of the unrealized losses and OTTI greater than twelve months at June 30, 2017.  Non-investment grade corporate debt securities account for $7,871 of the unrealized losses and OTTI greater than twelve months, and $1,504 of the losses are on perpetual debt investments issued by investment grade rated banks in the United Kingdom.  Management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Asset-backed securities account for 10% of the unrealized losses and OTTI greater than twelve months at June 30, 2017.  The present value of the cash flows expected to be collected is not less than amortized cost and management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Other-than-temporary impairment recognition — The OTTI on fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in realized investment gains (losses) is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$80,359	$98,416	$83,665	$102,343
Reductions due to increases in cash flows expected to be collected that are recognized over the remaining life of the security	(2,948)	(3,729)	(6,254)	(7,656)
Ending balance	$77,411	$94,687	$77,411	$94,687

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

The ISDA Master Agreements contain provisions that would allow the counterparties to require immediate settlement of all derivative instruments in a net liability position if the Company were to default on any debt obligations over a certain threshold.  The MSFTA contain provisions which do not stipulate a threshold for default and only apply to debt obligations between the Company and the specific counterparty.  The aggregate fair value, inclusive of accrued income and expense, of derivative instruments with credit-risk-related contingent features that were in a net liability position was $58,305 and $38,324 as of June 30, 2017, and December 31, 2016, respectively.  The Company had pledged collateral related to these derivatives of $910 and zero as of June 30, 2017, and December 31, 2016, respectively, in the normal course of business.  If the credit-risk-related contingent features were triggered on June 30, 2017, the fair value of assets that could be required to settle the derivatives in a net liability position was $57,395.

At June 30, 2017, and December 31, 2016, the Company had pledged $910 and zero of unrestricted cash collateral to counterparties in the normal course of business, while other counterparties had pledged $60,919 and $103,214 of unrestricted cash collateral to the Company to satisfy collateral netting agreements, respectively.

At June 30, 2017, the Company estimated $10,378 of net derivative gains related to cash flow hedges included in AOCI will be reclassified into net income within the next twelve months. Gains and losses included in AOCI are reclassified into net income when the hedged item affects earnings.

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

The following tables summarize the notional amount and fair value of derivative financial instruments, excluding embedded derivatives:

	June 30, 2017
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$419,800	$29,929	$29,929	$—
Cross-currency swaps	714,334	20,272	40,324	20,052
Total cash flow hedges	1,134,134	50,201	70,253	20,052

Total derivatives designated as hedges	1,134,134	50,201	70,253	20,052

Derivatives not designated as hedges:
Interest rate swaps	494,100	(2,196)	10,296	12,492
Futures on equity indices	28,243	—	—	—
Interest rate futures	88,500	—	—	—
Interest rate swaptions	161,294	204	204	—
Other forward contracts	2,957,950	(2,580)	2,843	5,423
Cross-currency swaps	612,733	11,583	35,587	24,004
Total derivatives not designated as hedges	4,342,820	7,011	48,930	41,919
Total derivative financial instruments	$5,476,954	$57,212	$119,183	$61,971

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

Notional amounts are used to express the extent of the Company’s involvement in derivative transactions and represent a standard measurement of the volume of its derivative activity.  Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received. The average notional outstanding during the six months ended June 30, 2017, was $901,471, $1,274,171, $114,737, $162,401, and $2,102,629 for interest rate swaps, cross-currency swaps, futures, swaptions, and other forward contracts, respectively. The average notional outstanding during the year ended December 31, 2016, was $784,900, $1,141,967, $145,658, $156,632, and $2,230,167 for interest rate swaps, cross-currency swaps, futures, swaptions, and other forward contracts, respectively.

The following tables present the effect of derivative instruments in the condensed consolidated statements of income and comprehensive income reported by cash flow hedges and derivatives not designated as hedges, excluding embedded derivatives:

	Gain (loss) recognized in OCI on derivatives (Effective portion)		Gain (loss) reclassified from OCI into net income (Effective portion)
	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Cash flow hedges:
Interest rate swaps	$644	$3,974	$1,186	$1,337	(A)
Interest rate swaps	(8,193)	(24,733)	(787)	(583)	(B)
Cross-currency swaps	(10,696)	26,861	(973)	1,209	(A)
Total cash flow hedges	$(18,245)	$6,102	$(574)	$1,963

(A) Net investment income.
(B) Interest expense.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Gain (loss) recognized in OCI on derivatives (Effective portion)		Gain (loss) reclassified from OCI into net income (Effective portion)
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cash flow hedges:
Interest rate swaps	$496	$4,499	$2,406	$2,831	(A)
Interest rate swaps	(4,350)	(24,733)	(1,667)	(583)	(B)
Cross-currency swaps	(21,346)	24,732	129	2,201	(A)
Total cash flow hedges	$(25,200)	$4,498	$868	$4,449

(A) Net investment income.
(B) Interest expense.

	Gain (loss) on derivatives recognized in net income
	Three Months Ended June 30,
	2017		2016
Derivatives not designated as hedging instruments:
Futures on equity indices	$350	(A)	$(177)	(A)
Futures on equity indices	(1,536)	(B)	(1,836)	(B)
Interest rate swaps	4,976	(A)	8,687	(A)
Interest rate futures	116	(A)	(7)	(A)
Interest rate futures	(206)	(B)	(34)	(B)
Interest rate swaptions	(4)	(A)	(61)	(A)
Interest rate swaptions	(77)	(B)	(22)	(B)
Other forward contracts	(9,363)	(A)	12,498	(A)
Other forward contracts	18,716	(B)	9,158	(B)
Cross-currency swaps	(8,083)	(A)	48,076	(A)
Total derivatives not designated as hedging instruments	$4,889		$76,282

(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Gain (loss) on derivatives recognized in net income
	Six Months Ended June 30,
	2017		2016
Derivatives not designated as hedging instruments:
Futures on equity indices	$(334)	(A)	$(407)	(A)
Futures on equity indices	(2,820)	(B)	(3,277)	(B)
Interest rate swaps	3,427	(A)	19,309	(A)
Interest rate futures	102	(A)	(211)	(A)
Interest rate futures	(201)	(B)	(66)	(B)
Interest rate swaptions	(31)	(A)	73	(A)
Interest rate swaptions	(151)	(B)	(217)	(B)
Other forward contracts	(2,580)	(A)	15,555	(A)
Other forward contracts	13,119	(B)	12,096	(B)
Cross-currency swaps	(22,251)	(A)	60,275	(A)
Total derivatives not designated as hedging instruments	$(11,720)		$103,130

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

The estimated fair value of the GLWB was $9,595 and $5,712 at June 30, 2017, and December 31, 2016, respectively. The changes in fair value of the GLWB were $(5,553) and $(8,980) for the three months ended June 30, 2017, and 2016, respectively, and $(3,883) and $(19,430) for the six months ended June 30, 2017, and 2016, respectively.

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

	June 30, 2017
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial		Net
Financial instruments:	recognized assets/liabilities (1)	instruments	Cash collateral	fair value
Derivative instruments (assets) (2)	$93,334	$(46,156)	$(46,916)	$262
Derivative instruments (liabilities) (3)	47,939	(46,156)	(910)	873

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

7.  Fair Value Measurements

Recurring fair value measurements

The following tables present the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy category:

	Assets and liabilities measured at fair value on a recurring basis
	June 30, 2017
	Quoted prices	Significant
	in active markets for identical assets (Level 1)	other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$1,431,635	$—	$1,431,635
Obligations of U.S. states and their subdivisions	—	2,108,567	—	2,108,567
Corporate debt securities	—	15,015,692	10,703	15,026,395
Asset-backed securities	—	1,722,178	—	1,722,178
Residential mortgage-backed securities	—	75,090	—	75,090
Commercial mortgage-backed securities	—	1,297,687	—	1,297,687
Collateralized debt obligations	—	580,966	—	580,966
Total fixed maturities available-for-sale	—	22,231,815	10,703	22,242,518
Fixed maturities held-for-trading:
U.S. government direct obligations and U.S. agencies	—	126,590	—	126,590
Corporate debt securities	—	54,889	—	54,889
Commercial mortgage-backed securities	—	1,075	—	1,075
Total fixed maturities held-for-trading	—	182,554	—	182,554
Short-term investments	406,459	511,257	—	917,716
Collateral under securities lending agreements	—	77,614	—	77,614
Collateral under derivative counterparty collateral agreements	61,829	—	—	61,829
Derivative instruments designated as hedges:
Interest rate swaps	—	29,929	—	29,929
Cross-currency swaps	—	40,324	—	40,324
Derivative instruments not designated as hedges:
Interest rate swaps	—	10,296	—	10,296
Interest rate swaptions	—	204	—	204
Other forward contracts	—	2,843	—	2,843
Cross-currency swaps	—	35,587	—	35,587
Total derivative instruments	—	119,183	—	119,183
Separate account assets (1)	16,057,719	11,366,695	—	27,856,199
Total assets	$16,526,007	$34,489,118	$10,703	$51,457,613

Liabilities
Derivative instruments designated as hedges:
Cross-currency swaps	$—	$20,052	$—	$20,052
Derivative instruments not designated as hedges:
Interest rate swaps	—	12,492	—	12,492
Other forward contracts	—	5,423	—	5,423
Cross-currency swaps	—	24,004	—	24,004
Total derivative instruments	—	61,971	—	61,971
Embedded derivatives - GLWB	—	—	9,595	9,595
Separate account liabilities (2)	4	444,831	—	444,835
Total liabilities	$4	$506,802	$9,595	$516,401

(1) Included in the total fair value amount are $432 million of investments as of June 30, 2017 for which the fair value is estimated using net asset value per unit as a practical expedient which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy in connection with the adoption of ASU 2015-07.
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
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities
	Three Months Ended June 30, 2017
	Assets	Liabilities
	Fixed maturities available-for-sale	Embedded
	Corporate	derivatives
	debt securities	- GLWB
Balances, April 1, 2017	$10,931	$4,042
Realized and unrealized gains (losses) included in:
Net income (loss)	—	(5,553)
Other comprehensive income (loss)	84	—
Settlements	(312)	—
Balances, June 30, 2017	$10,703	$9,595
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at June 30, 2017	$—	$(5,553)

	Recurring Level 3 financial assets and liabilities
	Three Months Ended June 30, 2016
	Assets	Liabilities
	Fixed maturities available-for-sale	Embedded
	Corporate	derivatives
	debt securities	- GLWB
Balances, April 1, 2016	$15,542	$21,707
Realized and unrealized gains (losses) included in:
Net income (loss)	—	(8,980)
Other comprehensive income (loss)	109	—
Settlements	(595)	—
Balances, June 30, 2016	$15,056	$30,687
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at June 30, 2016	$—	$(8,980)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Recurring Level 3 financial assets and liabilities
	Six Months Ended June 30, 2017
	Assets	Liabilities
	Fixed maturities available-for-sale	Embedded
	Corporate	derivatives
	debt securities	- GLWB
Balances, January 1, 2017	$11,639	$5,712
Realized and unrealized gains (losses) included in:
Net income (loss)	—	(3,883)
Other comprehensive income (loss)	(280)	—
Settlements	(656)	—
Balances, June 30, 2017	$10,703	$9,595
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at June 30, 2017	$—	$(3,883)

	Recurring Level 3 financial assets and liabilities
	Six Months Ended June 30, 2016
	Assets	Liabilities
	Fixed maturities available-for-sale	Embedded
	Corporate	derivatives
	debt securities	- GLWB
Balances, January 1, 2016	$4,538	$11,257
Realized and unrealized gains (losses) included in:
Net income (loss)	—	(19,430)
Other comprehensive income (loss)	475	—
Settlements	(1,193)	—
Transfers into Level 3 (1)	11,236	—
Balances, June 30, 2016	$15,056	$30,687
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at June 30, 2016	$—	$(19,430)

 (1) Transfers into Level 3 are due primarily to decreased observability of inputs in valuation methodologies.

The following table presents significant unobservable inputs used during the valuation of certain liabilities categorized within Level 3 of the recurring fair value measurements table:

Range
	Valuation Technique	Unobservable Input	June 30, 2017	December 31, 2016
Embedded derivatives - GLWB	Risk neutral stochastic valuation methodology	Equity volatility	15% - 28%	15% - 30%
		Swap curve	1.30% - 2.52%	0.75% - 3.00%
		Mortality rate	Based on the Annuity 2000 Mortality Table	Based on the Annuity 2000 Mortality Table
		Base Lapse rate	1% - 15%	1% - 15%

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Fair value of financial instruments

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments and investments not carried at fair value on a recurring basis:

	June 30, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets
Mortgage loans on real estate	$3,924,598	$4,020,537	$3,558,826	$3,574,240
Policy loans	4,066,620	4,066,620	4,019,648	4,019,648
Limited partnership interests	32,991	31,944	29,345	29,822
Other investments	13,603	43,799	14,382	44,687

Liabilities
Annuity contract benefits without life contingencies	$12,419,039	$12,314,755	$12,291,378	$12,129,631
Policyholders’ funds	287,265	287,265	285,554	285,554
Commercial paper	71,253	71,253	99,049	99,049
Notes payable	531,220	563,615	531,092	495,004

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

8.  Other Comprehensive Income

The following tables present the accumulated balances for each classification of other comprehensive income (loss):

	Three Months Ended June 30, 2017
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, April 1, 2017	$398,293	$61,618	$(77,149)	$(82,908)	$299,854
Other comprehensive income (loss) before reclassifications	154,047	(11,859)	(36,107)	—	106,081
Amounts reclassified from AOCI	(1,564)	373	—	1,395	204
Net current period other comprehensive income (loss)	152,483	(11,486)	(36,107)	1,395	106,285
Balances, June 30, 2017	$550,776	$50,132	$(113,256)	$(81,513)	$406,139

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30, 2016
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, April 1, 2016	$616,836	$42,625	$(115,341)	$(84,129)	$459,991
Other comprehensive income (loss) before reclassifications	255,535	3,967	(62,745)	—	196,757
Amounts reclassified from AOCI	(17,337)	(1,276)	—	1,452	(17,161)
Net current period other comprehensive income (loss)	238,198	2,691	(62,745)	1,452	179,596
Balances, June 30, 2016	$855,034	$45,316	$(178,086)	$(82,677)	$639,587

	Six Months Ended June 30, 2017
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2017	$311,748	$67,076	$(58,646)	$(84,303)	$235,875
Other comprehensive income (loss) before reclassifications	238,696	(16,380)	(54,610)	—	167,706
Amounts reclassified from AOCI	332	(564)	—	2,790	2,558
Net current period other comprehensive income (loss)	239,028	(16,944)	(54,610)	2,790	170,264
Balances, June 30, 2017	$550,776	$50,132	$(113,256)	$(81,513)	$406,139

	Six Months Ended June 30, 2016
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2016	$339,520	$45,284	$(65,785)	$(85,581)	$233,438
Other comprehensive income (loss) before reclassifications	545,831	2,924	(112,301)	—	436,454
Amounts reclassified from AOCI	(30,317)	(2,892)	—	2,904	(30,305)
Net current period other comprehensive income (loss)	515,514	32	(112,301)	2,904	406,149
Balances, June 30, 2016	$855,034	$45,316	$(178,086)	$(82,677)	$639,587

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables present the composition of other comprehensive income (loss):

	Three Months Ended June 30, 2017
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$236,996	$(82,949)	$154,047
Unrealized holding gains (losses), net, arising on cash flow hedges	(18,245)	6,386	(11,859)
Reclassification adjustment for (gains) losses, net, realized in net income	(1,832)	641	(1,191)
Net unrealized gains (losses) related to investments	216,919	(75,922)	140,997
Future policy benefits, DAC and VOBA adjustments	(55,549)	19,442	(36,107)
Net unrealized gains (losses)	161,370	(56,480)	104,890
Employee benefit plan adjustment	2,146	(751)	1,395
Other comprehensive income (loss)	$163,516	$(57,231)	$106,285

	Three Months Ended June 30, 2016
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$393,130	$(137,595)	$255,535
Unrealized holding gains (losses), net, arising on cash flow hedges	6,102	(2,135)	3,967
Reclassification adjustment for (gains) losses, net, realized in net income	(28,635)	10,022	(18,613)
Net unrealized gains (losses) related to investments	370,597	(129,708)	240,889
Future policy benefits, DAC and VOBA adjustments	(96,531)	33,786	(62,745)
Net unrealized gains (losses)	274,066	(95,922)	178,144
Employee benefit plan adjustment	2,234	(782)	1,452
Other comprehensive income (loss)	$276,300	$(96,704)	$179,596

	Six Months Ended June 30, 2017
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$367,225	$(128,529)	$238,696
Unrealized holding gains (losses), net, arising on cash flow hedges	(25,200)	8,820	(16,380)
Reclassification adjustment for (gains) losses, net, realized in net income	(357)	125	(232)
Net unrealized gains (losses) related to investments	341,668	(119,584)	222,084
Future policy benefits, DAC and VOBA adjustments	(84,015)	29,405	(54,610)
Net unrealized gains (losses)	257,653	(90,179)	167,474
Employee benefit plan adjustment	4,292	(1,502)	2,790
Other comprehensive income (loss)	$261,945	$(91,681)	$170,264

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2016
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$839,740	$(293,909)	$545,831
Unrealized holding gains (losses), net, arising on cash flow hedges	4,498	(1,574)	2,924
Reclassification adjustment for (gains) losses, net, realized in net income	(51,091)	17,882	(33,209)
Net unrealized gains (losses) related to investments	793,147	(277,601)	515,546
Future policy benefits, DAC and VOBA adjustments	(172,771)	60,470	(112,301)
Net unrealized gains (losses)	620,376	(217,131)	403,245
Employee benefit plan adjustment	4,468	(1,564)	2,904
Other comprehensive income (loss)	$624,844	$(218,695)	$406,149

The following tables presents the reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended June 30,
	2017		2016
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the statement where net income is presented
Unrealized holding (gains) losses, net, arising on fixed maturities, available-for-sale	$(2,406)		$(26,672)		Other realized investment (gains) losses, net
	(2,406)		(26,672)		Total before tax
	(842)		(9,335)		Tax expense or benefit
	$(1,564)		$(17,337)		Net of tax

Unrealized holding (gains) losses, net, arising on cash flow hedges	$(213)		$(2,546)		Net investment income
	787		583		Interest Expense
	574		(1,963)		Total before tax
	201		(687)		Tax expense or benefit
	$373		$(1,276)		Net of tax

Amortization of employee benefit plan items
Prior service (benefits)	$73	(1)	$(151)	(1)
Actuarial losses	2,073	(1)	2,385	(1)
	2,146		2,234		Total before tax
	751		782		Tax expense or benefit
	$1,395		$1,452		Net of tax

Total reclassification	$204		$(17,161)		Net of tax
(1) These accumulated other comprehensive income components are included in the computation of net periodic (benefit) cost of employee benefit plans (see Note 9 for additional details).

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2017		2016
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the statement where net income is presented
Unrealized holding (gains) losses, net, arising on fixed maturities, available-for-sale	$511		$(46,642)		Other realized investment (gains) losses, net
	511		(46,642)		Total before tax
	179		(16,325)		Tax expense or benefit
	$332		$(30,317)		Net of tax

Unrealized holding (gains) losses, net, arising on cash flow hedges	$(2,535)		$(5,032)		Net investment income
	1,667		583		Interest Expense
	(868)		(4,449)		Total before tax
	(304)		(1,557)		Tax expense or benefit
	$(564)		$(2,892)		Net of tax

Amortization of employee benefit plan items
Prior service costs (benefits)	$146	(1)	$(302)	(1)
Actuarial losses	4,146	(1)	4,770	(1)
	4,292		4,468		Total before tax
	1,502		1,564		Tax expense or benefit
	$2,790		$2,904		Net of tax

Total reclassification	$2,558		$(30,305)		Net of tax
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

9.  Employee Benefit Plans

Net periodic cost (benefit) of the Defined Benefit Pension, Post-Retirement Medical, and Supplemental Executive Retirement plans included in general insurance expenses in the accompanying condensed consolidated statements of income includes the following components:

	Three Months Ended June 30,
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Components of net periodic cost (benefit):
Service cost	$1,333	$1,335	$357	$293	$(4)	$73	$1,686	$1,701
Interest cost	6,121	6,282	188	175	405	444	6,714	6,901
Expected return on plan assets	(5,118)	(6,278)	—	—	—	—	(5,118)	(6,278)
Amortization of unrecognized prior service costs (benefits)	—	—	(52)	(276)	125	125	73	(151)
Amortization of losses (gains) from earlier periods	2,199	2,485	(113)	(85)	(13)	(15)	2,073	2,385
Net periodic cost (benefit)	$4,535	$3,824	$380	$107	$513	$627	$5,428	$4,558

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Components of net periodic cost (benefit):
Service cost	$(734)	$2,670	$714	$586	$(8)	$146	$(28)	$3,402
Interest cost	12,242	12,564	376	350	810	888	13,428	13,802
Expected return on plan assets	(10,236)	(12,556)	—	—	—	—	(10,236)	(12,556)
Amortization of unrecognized prior service costs (benefits)	—	—	(104)	(552)	250	250	146	(302)
Amortization of losses (gains) from earlier periods	4,398	4,970	(226)	(170)	(26)	(30)	4,146	4,770
Net periodic cost (benefit)	$5,670	$7,648	$760	$214	$1,026	$1,254	$7,456	$9,116

The Company expects to make payments of approximately $753 with respect to its Post-Retirement Medical Plan and $3,336 with respect to its Supplemental Executive Retirement Plan during the year ended December 31, 2017.  The Company expects to make contributions of zero to its Defined Benefit Pension Plan during the year ended December 31, 2017.  A December 31 measurement date is used for the employee benefit plans.

The following table summarizes payments made to the Post-Retirement Medical Plan and the Supplemental Executive Retirement Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Payments to the Post-Retirement Medical Plan	207	187	376	391
Payments to the Supplemental Executive Retirement Plan	834	834	1,668	1,668

10.  Income Taxes

The provision for income taxes is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Current expense	$18,300	$32,483	$31,260	$43,124
Deferred expense	7,868	7,227	12,026	20,624
Total income tax provision	$26,168	$39,710	$43,286	$63,748

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate:

	Six Months Ended June 30,
	2017	2016
Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(3.4)%	(2.7)%
Tax credits	(0.6)%	(8.8)%
State income taxes, net of federal benefit	2.5%	2.8%
Other, net	0.3%	0.7%
Effective income tax rate	33.8%	27.0%

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

During the six months ended June 30, 2017, and 2016, the Company recorded an increase in unrecognized tax benefits in the amount of $3,714 and $2,477 respectively. The Company anticipates additional increases to its unrecognized tax benefits of $7,000 to $9,000 in the next twelve months. The Company expects that the majority of the increase in its unrecognized tax benefits will not impact the effective tax rate.

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

	Three Months Ended June 30, 2017
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$44,701	$1,052	$21,910	$67,663
Fee income	29,199	236,573	1,566	267,338
Other revenue	—	3,661	—	3,661
Net investment income	192,788	92,756	11,677	297,221
Realized investment gains (losses), net	4,037	18,011	16	22,064
Total revenues	270,725	352,053	35,169	657,947
Benefits and expenses:
Policyholder benefits	198,171	50,702	20,671	269,544
Operating expenses	47,420	249,178	15,813	312,411
Total benefits and expenses	245,591	299,880	36,484	581,955
Income (loss) before income taxes	25,134	52,173	(1,315)	75,992
Income tax expense (benefit)	8,531	17,996	(359)	26,168
Net income (loss)	$16,603	$34,177	$(956)	$49,824

	Three Months Ended June 30, 2016
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$51,053	$362	$25,403	$76,818
Fee income	25,546	211,414	1,404	238,364
Other revenue	—	3,370	—	3,370
Net investment income	226,193	117,055	12,507	355,755
Realized investment gains (losses), net	14,771	27,242	—	42,013
Total revenues	317,563	359,443	39,314	716,320
Benefits and expenses:
Policyholder benefits	201,472	51,939	9,860	263,271
Operating expenses	54,010	266,857	18,673	339,540
Total benefits and expenses	255,482	318,796	28,533	602,811
Income (loss) before income taxes	62,081	40,647	10,781	113,509
Income tax expense (benefit)	21,247	14,486	3,977	39,710
Net income (loss)	$40,834	$26,161	$6,804	$73,799

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2017
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$176,260	$1,143	$42,501	$219,904
Fee income	55,180	463,892	3,381	522,453
Other revenue	—	6,045	—	6,045
Net investment income	376,993	210,375	23,323	610,691
Realized investment gains (losses), net	4,622	5,695	(7)	10,310
Total revenues	613,055	687,150	69,198	1,369,403
Benefits and expenses:
Policyholder benefits	468,259	98,330	42,382	608,971
Operating expenses	85,807	504,941	41,746	632,494
Total benefits and expenses	554,066	603,271	84,128	1,241,465
Income (loss) before income taxes	58,989	83,879	(14,930)	127,938
Income tax expense (benefit)	20,182	28,421	(5,317)	43,286
Net income (loss)	$38,807	$55,458	$(9,613)	$84,652

	Six Months Ended June 30, 2016
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$184,339	$707	$46,699	$231,745
Fee income	48,269	412,336	2,824	463,429
Other revenue	—	6,519	—	6,519
Net investment income	433,886	227,589	26,065	687,540
Realized investment gains (losses), net	26,577	46,713	(7)	73,283
Total revenues	693,071	693,864	75,581	1,462,516
Benefits and expenses:
Policyholder benefits	468,969	101,856	29,190	600,015
Operating expenses	91,231	498,500	36,601	626,332
Total benefits and expenses	560,200	600,356	65,791	1,226,347
Income (loss) before income taxes	132,871	93,508	9,790	236,169
Income tax expense (benefit)	45,081	15,137	3,530	63,748
Net income (loss)	$87,790	$78,371	$6,260	$172,421

12.  Commitments and Contingencies

Commitments

The Company has a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility expires on March 1, 2018.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth of $1,100,000, as defined in the credit facility agreement (compiled on the statutory accounting basis prescribed by the National Association of Insurance

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Commissioners), at anytime.  The Company was in compliance with all covenants at June 30, 2017, and December 31, 2016.  At June 30, 2017, and December 31, 2016, there were no outstanding amounts related to the credit facility.

GWSC and CLAC are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,154,210 and renews annually until it expires on July 3, 2027.  The second letter of credit is for $70,000 and renews annually until it expires on December 31, 2017.  At June 30, 2017, and December 31, 2016, there were no outstanding amounts related to the letters of credit.

In addition, the Company has other letters of credit with a total amount of $9,095, renewable annually for an indefinite period of time. At June 30, 2017, and December 31, 2016, there were no outstanding amounts related to those letters of credit.

The Company makes commitments to fund partnership interests, mortgage loans on real estate, and other investments in the normal course of its business.  The amounts of these unfunded commitments at June 30, 2017, and December 31, 2016, were as follows:

	June 30, 2017	December 31, 2016
Due in less than one year	$422,919	$438,458
Due within one to three years	3,496	—
Total	$426,415	$438,458

Included in the total unfunded commitments at June 30, 2017, and December 31, 2016, is $86,398 and $93,440, respectively, related to cost basis limited partnership interests, all of which is due within one year from the dates indicated.
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

13.  Subsequent Events

On July 26, 2017, the Company’s Board of Directors declared a dividend of $8,000 payable on September 29, 2017, to its sole shareholder, GWL&A Financial.

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

Readers should also consider other matters, including any risks and uncertainties, discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission. The following discussion addresses the Company’s results of operations for the three and six months ended June 30, 2017, compared with the same period in 2016.  This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

Recent Events

On April 6, 2016, the U.S. Department of Labor (“DOL”) issued a new rule redefining and expanding who is a fiduciary by reason of providing investment advice to a retirement plan or holder of an individual retirement account. The Company has analyzed the rule against current business practices, particularly in its Empower Retirement and Individual Markets businesses. The rule requires changes to certain aspects of product and service delivery but management does not expect that it will prevent Great-West Financial from executing on their overall business strategy and growth objectives. The Company is in compliance with the components of the rule that were effective June 9, 2017 and is executing on a plan for required full compliance by January 1, 2018.

Current Market Conditions

The S&P 500 index at June 30, 2017 was up by 3% compared to March 31, 2017 and up by 8% compared to January 1, 2017. The S&P 500 index at June 30, 2016 was up by 2% compared to March 31, 2016 and was up by 3% compared to January 1, 2016.  The average of the S&P 500 index was up by 16% and 17% during the three and six months ended June 30, 2017, respectively, when compared to the same period in 2016.

	2017			2016
S&P 500 Index	Close	Average in Quarter	Average for Year to Date	Close	Average in Quarter	Average for Year to Date
June 30	2,423	2,396	2,360	2,099	2,074	2,013
March 31	2,363	2,324	2,324	2,060	1,952	1,952
January 1	2,239			2,044

Variable asset-based fees earned by the Company fluctuate with changes in participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses, which are primarily associated with changes in the U.S. equities market. Fee income increased for the three and six months ended June 30, 2017, when compared to the same period in 2016. For the three and six months ended June 30, 2017, the variance was primarily due to higher asset-based fees, driven by growth in these assets, due to positive net cash flows and higher average equity market levels.

The 10-year U.S. Treasury rate at June 30, 2017, was down by 4 basis points as compared to March 31, 2017 and was down by 14 basis points as compared to January 1, 2017. The rate at June 30, 2016 was down by 29 basis points as compared to March 31, 2016 and was down by 78 basis points as compared to January 1, 2016. The average of the 10-year U.S. Treasury rate during the three months ended June 30, 2017, was up by 51 basis points when compared to 2016 and the rate during the six months ended June 30, 2017 was up by 46 basis points when compared to 2016.

	2017			2016
10-Year Treasury Rate	Close	Average in Quarter	Average for Year to Date	Close	Average in Quarter	Average for Year to Date
June 30	2.31%	2.26%	2.35%	1.49%	1.75%	1.89%
March 31	2.35%	2.45%	2.45%	1.78%	1.91%	1.91%
January 1	2.45%			2.27%

Unrealized gains on fixed maturity investments fluctuate with changes in the prevailing interest rates. When interest rates decrease, market values of fixed maturity investments generally increase. The Company has recorded in other comprehensive income favorable changes in unrealized gains (losses), net, on fixed maturity investments, of $235 million and $369 million for the three and six months ended June 30, 2017, compared to favorable changes of $369 million and $798 million for the three and six months ended June 30, 2016. This resulted in an increase in accumulated other comprehensive income (loss), net of policy holder related amounts, and deferred taxes.

The Company employs hedging strategies for the purpose of managing the interest rate, foreign currency exchange rate, and equity market risks impacting the Company’s business. For some derivative instruments, hedge accounting is not elected; therefore all gains or losses from these transactions are recorded in the condensed consolidated statement of income. As a result, fluctuations in interest rates, foreign currencies, or equity markets may cause the Company to experience volatility in net income. For the three and six months ended June 30, 2017, the Company recorded realized gains on forward settling to be announced (“TBA”) securities of $19 million and $13 million, respectively, compared to gains of $9 million and $12 million, respectively in 2016. For the three and six months ended June 30, 2017, the Company recorded losses in net investment income on cross-currency swaps of $8 million and $22 million, compared to gains of $48 million and $60 million, respectively, in 2016.

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

Three months ended June 30, 2017 compared with the three months ended June 30, 2016

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

	Three Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2017	2016	(decrease)	change
Net income (loss)
Individual Markets segment	$17	$41	$(24)	(59)%
Empower Retirement segment	34	26	8	31%
Other segment	(1)	7	(8)	(114)%
Total net income (loss)	50	74	(24)	(32)%
Adjustments to net income (loss)
Unrealized investment gains (losses), net	(19)	55	(74)	(135)%
Realized investment gains (losses), net	22	42	(20)	(48)%
Pro-rata tax (expense) benefit(1)	(1)	(33)	32	(97)%
Adjusted operating income (loss)	$48	$10	$38	380%

(1) Calculated utilizing estimated tax rate of 35%.

Unrealized investment gains (losses), net, had an unfavorable change of $74 million, or 135%, from a gain of $55 million in 2016 to a loss of $19 million in 2017. The change was due to a $57 million unfavorable change from derivatives and an unfavorable change of $22 million from forward settling TBA securities, partially offset by a favorable change of $5 million from unrealized bond held-for-trading gains.

Realized investment gains (losses), net, had an unfavorable change of $20 million, or 48%, from a gain of $42 million in 2016 to a gain of $22 million in 2017. The change was primarily due to a $32 million unfavorable change from bonds, partially offset by a $10 million favorable change from forward settling TBA securities.

Pro-rata tax expense changed by $32 million, or 97%, from an expense of $33 million in 2016 to an expense of $1 million in 2017, due to the unfavorable change in total unrealized and realized investment gains (losses), net.

Six months ended June 30, 2017 compared with the six months ended June 30, 2016

The following is a summary of the contributions of each segment to the net income and a reconciliation of net income to operating income:

	Six Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2017	2016	(decrease)	change
Net income (loss)
Individual Markets segment	$39	$88	$(49)	(56)%
Empower Retirement segment	56	78	(22)	(28)%
Other segment	(10)	6	(16)	(267)%
Total net income (loss)	85	172	(87)	(51)%
Adjustments to net income (loss)
Unrealized investment gains (losses), net	(21)	84	(105)	(125)%
Realized investment gains (losses), net	10	73	(63)	(86)%
Pro-rata tax (expense) benefit (1)	4	(55)	59	107%
Adjusted operating income (loss)	$92	$70	$22	31%

(1) Calculated utilizing estimated tax rate of 35%.

Unrealized investment gains (losses), net, had an unfavorable change of $105 million, or 125%, from a gain of $84 million in 2016 to a loss of $21 million in 2017. The primary drivers of the change was a $91 million unfavorable change in unrealized gains on derivatives and an $18 million unfavorable change in unrealized gains on forward settling TBA securities.

Realized investment gains (losses), net, had an unfavorable change of $63 million, or 86%, to $10 million during the six months ended June 30, 2017, when compared to the same period in 2016. The change was primarily driven by an unfavorable change of $69 million from losses on bonds, partially offset by a $5 million favorable change in gains on mortgage securities.

Pro-rata tax expense (benefit) had a change of $59 million, or 107%, from a $55 million expense to a $4 million benefit during the six months ended June 30, 2017, when compared to the same period in 2016, resulting from the unfavorable change in total unrealized and realized investment gains (losses), net.

Company Results of Operations

Three months ended June 30, 2017 compared with the three months ended June 30, 2016

The following is a summary of certain financial data of the Company:

	Three Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2017	2016	(decrease)	change
Premium income	$68	$77	$(9)	(12)%
Fee income	268	238	30	13%
Other revenue	4	3	1	33%
Adjusted net investment income	316	301	15	5%
Total adjusted operating revenues	656	619	37	6%
Policyholder benefits	269	263	6	2%
Operating expenses	313	340	(27)	(8)%
Total benefits and expenses	582	603	(21)	(3)%
Adjusted operating income (loss) before income taxes	74	16	58	363%
Adjusted income tax expense (benefit)	26	6	20	333%
Adjusted operating income (loss)	$48	$10	$38	380%

The Company’s consolidated adjusted operating income had a favorable change of $38 million, or 380%, to $48 million for the three months ended June 30, 2017, when compared to the same period in 2016. The increase was primarily due to increased fee income, decreased operating expenses and increased adjusted net investment income, partially offset by increased tax expense and decreased premium income.

Premium income decreased by $9 million, or 12%, to $68 million for the three months ended June 30, 2017, when compared to the same period in 2016. This was primarily due to lower net premiums on group health and disability policies in Individual Markets.

Fee income had a favorable change of $30 million, or 13%, to $268 million for the three months ended June 30, 2017, when compared to the same period in 2016. This increase was primarily related to an increase in asset-based variable fee income resulting from increased average asset levels driven by sales and higher average equity market levels.

Adjusted net investment income had a favorable change of $15 million, or 5%, to $316 million. The increase was primarily related to higher investment income earned on bonds, mortgages, and policy loans as a result of higher invested asset balances, partially offset by lower yields.

Operating expenses decreased by $27 million, or 8%, to $313 million for the three months ended June 30, 2017, when compared to the same period in 2016 primarily due to lower deferred acquisition costs (“DAC”) amortization, salaries and benefits and higher DAC deferrals.

Adjusted income tax expense increased by $20 million, from an expense of $6 million in 2016 to $26 million in 2017 primarily due to increased adjusted operating income before income taxes.

Six months ended June 30, 2017 compared with the six months ended June 30, 2016

The following is a summary of certain financial data of the Company:

	Six Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2017	2016	(decrease)	change
Premium income	$220	$232	$(12)	(5)%
Fee income	522	463	59	13%
Other revenue	6	7	(1)	(14)%
Adjusted net investment income	632	604	28	5%
Total adjusted operating revenues	1,380	1,306	74	6%
Policyholder benefits	609	600	9	2%
Operating expenses	632	627	5	1%
Total benefits and expenses	1,241	1,227	14	1%
Adjusted operating income (loss) before income taxes	139	79	60	76%
Adjusted income tax expense (benefit)	47	9	38	422%
Adjusted operating income (loss)	$92	$70	$22	31%

The Company’s consolidated adjusted operating income had a favorable change of $22 million or 31%, to $92 million for the six months ended June 30, 2017, when compared to the same period in 2016. The change was primarily due to higher fee income, partially offset by higher adjusted income tax expense.

Fee income had a favorable change of $59 million, or 13% to $522 million during the six months ended June 30, 2017, when compared to the same period in 2016. This was primarily related to an increase in asset-based variable fee income resulting from increased average asset levels driven by sales and higher average equity market levels.

Adjusted income tax expense had an unfavorable change of $38 million or 422%, to $47 million for the six months ended June 30, 2017, when compared to the same period in 2016 primarily due to an increase in adjusted operating income before income taxes in addition to a management election to claim foreign tax credits in the prior year.

Individual Markets Segment Results of Operations

Three months ended June 30, 2017 compared with the three months ended June 30, 2016

The following is a summary of certain financial data of the Individual Markets segment:

	Three Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2017	2016	(decrease)	change
Premium income	$45	$52	$(7)	(13)%
Fee income	30	26	4	15%
Adjusted net investment income	195	192	3	2%
Total adjusted operating revenues	270	270	—	—%
Policyholder benefits	198	202	(4)	(2)%
Operating expenses	48	54	(6)	(11)%
Total benefits and expenses	246	256	(10)	(4)%
Adjusted operating income (loss) before income taxes	24	14	10	71%
Adjusted income tax expense (benefit)	8	4	4	100%
Adjusted operating income (loss)	$16	$10	$6	60%

Adjusted operating income for the Individual Markets segment had a favorable change of $6 million, or 60%, to $16 million during the six months ended June 30, 2017, when compared to the same period in 2016. The increase was primarily due to lower operating expenses, and higher fee income. These were partially offset by lower premium income and higher adjusted income tax expense.

Premium income decreased by $7 million, or 13%, to $45 million for the three months ended June 30, 2017, when compared to the same period in 2016. This was primarily due to lower net premiums on group health and disability policies.

Fee income increased by $4 million, or 15%, to $30 million for the three months ended June 30, 2017, when compared to the same period in 2016. This was primarily related to an increase in asset-based variable fee income resulting from increased average asset levels driven by sales and higher average equity market levels.

Operating expenses had a favorable change of $6 million, or 11%, to $48 million for the three months ended June 30, 2017, when compared to the same period in 2016. The primary driver of this decrease is lower DAC amortization.

Adjusted income tax expense increased by $4 million, from an expense of $4 million in 2016 to $8 million in 2017 primarily due to an increase in adjusted operating income before income taxes.

Six months ended June 30, 2017 compared with the six months ended June 30, 2016

The following is a summary of certain financial data of the Individual Markets segment:

	Six Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2017	2016	(decrease)	change
Premium income	$176	$185	$(9)	(5)%
Fee income	55	48	7	15%
Adjusted net investment income	385	378	7	2%
Total revenues	616	611	5	1%
Policyholder benefits	468	470	(2)	—%
Operating expenses	86	91	(5)	(5)%
Total benefits and expenses	554	561	(7)	(1)%
Adjusted operating income (loss) before income taxes	62	50	12	24%
Adjusted income tax expense (benefit)	21	16	5	31%
Adjusted operating income (loss)	$41	$34	$7	21%

Adjusted operating income for the Individual Markets segment had a favorable change of $7 million, or 21%, to $41 million during the six months ended June 30, 2017, when compared to the same period in 2016. The change was primarily due to higher fee income and adjusted net investment income, partially offset by lower premium income.

Premium income decreased by $9 million, or 5%, to $176 million during the six months ended June 30, 2017, when compared to the same period in 2016. This was primarily due to lower net premiums on group health and disability policies.

Fee income increased by $7 million, or 15%, to $55 million during the six months ended June 30, 2017, when compared to the same period in 2016. This was primarily related to an increase in asset-based variable fee income resulting from increased average asset levels driven by sales and higher average equity market levels.

Adjusted net investment income had a favorable change of $7 million, or 2%, to $385 million for the six months ended June 30, 2017, when compared to the same period in 2016. This was due to higher investment income earned on bonds, mortgages, and policy loans as a result of higher invested asset balances, partially offset by lower yields.

Empower Retirement Segment Results of Operations

Three months ended June 30, 2017 compared with the three months ended June 30, 2016

The following is a summary of certain financial data of the Empower Retirement segment:

	Three Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2017	2016	(decrease)	change
Premium income	$1	$—	$1	100%
Fee income	236	$211	25	12%
Other revenue	4	3	1	33%
Adjusted net investment income	110	96	14	15%
Total adjusted operating revenues	351	310	41	13%
Policyholder benefits	51	52	(1)	(2)%
Operating expenses	249	267	(18)	(7)%
Total benefits and expenses	300	319	(19)	(6)%
Adjusted operating income (loss) before income taxes	51	(9)	60	(667)%
Adjusted income tax expense (benefit)	18	(3)	21	(700)%
Adjusted operating income (loss)	$33	$(6)	$39	(650)%

Adjusted operating income for the Empower Retirement segment increased by $39 million, or 650%, to $33 million for the three months ended June 30, 2017, when compared to the same period in 2016. The change was primarily due to higher fee income, lower operating expenses and higher adjusted net investment income, partially offset by higher adjusted income tax expense.

Fee income increased by $25 million, or 12%, to $236 million for the three months ended June 30, 2017, when compared to the same period in 2016. This increase was primarily related to an increase in asset-based variable fee income resulting from increased average asset levels driven by sales and higher average equity market levels.

Adjusted net investment income had a favorable change of $14 million, or 15%, to $110 million for the three months ended June 30, 2017, when compared to the same period in 2016. The primary driver of the change was higher investment income on bonds and mortgages as a result of higher invested asset balances in addition to higher earned yields.

Operating expenses decreased by $18 million, or 7%, to $249 million for the three months ended June 30, 2017, when compared to the same period in 2016. The decrease was primarily due to lower DAC amortization and higher DAC deferrals.

Adjusted income tax expense had an unfavorable change of $21 million, or 700%, to $18 million for the three months ended June 30, 2017, when compared to the same period in 2016. The increased tax expense is primarily due to higher adjusted operating income before income taxes.

Six months ended June 30, 2017 compared with the six months ended June 30, 2016

The following is a summary of certain financial data of the Empower Retirement segment:

	Six Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2017	2016	(decrease)	change
Premium income	$1	$1	$—	—%
Fee income	464	412	52	13%
Other revenue	6	7	(1)	(14)%
Adjusted net investment income	224	200	24	12%
Total adjusted operating revenues	695	620	75	12%
Policyholder benefits	99	102	(3)	(3)%
Operating expenses	504	499	5	1%
Total benefits and expenses	603	601	2	—%
Adjusted operating income (loss) before income taxes	92	19	73	384%
Adjusted income tax expense (benefit)	31	(11)	42	(382)%
Adjusted operating income (loss)	$61	$30	$31	103%

Adjusted operating income for the Empower Retirement segment had an favorable change of $31 million, or 103%, to $61 million for the six months ended June 30, 2017, when compared to the same period in 2016. The change was primarily due to higher fee income and adjusted net investment income, partially offset by higher adjusted income tax expense.

Fee income increased by $52 million, or 13%, to $464 million for the six months ended June 30, 2017, when compared to the same period in 2016. This was primarily related to an increase in asset-based variable fee income resulting from increased average asset levels driven by sales and higher average equity market levels.

Adjusted net investment income had a favorable change of $24 million, or 12%, to $224 million for the six months ended June 30, 2017, when compared to the same period in 2016. The primary driver of the change was higher investment income on bonds, mortgages, and policy loans as a result of higher invested asset balances, partially offset by lower yields.

Adjusted income tax expense had an increase of $42 million, or 382%, to $31 million during the six months ended June 30, 2017, when compared to the same period in 2016. The change was primarily as a result of a management election to claim foreign tax credits in prior year in addition to higher adjusted operating income before income taxes.

Other Segment Results of Operations

Three months ended June 30, 2017 compared with the three months ended June 30, 2016

The following is a summary of certain financial data of the Company’s Other segment:

	Three Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2017	2016	(decrease)	change
Premium income	$22	$25	$(3)	(12)%
Fee income	2	1	1	100%
Adjusted net investment income	11	13	(2)	(15)%
Total adjusted operating revenues	35	39	(4)	(10)%
Policyholder benefits	20	10	10	100%
Operating expenses	16	19	(3)	(16)%
Total benefits and expenses	36	29	7	24%
Adjusted operating income (loss) before income taxes	(1)	10	(11)	(110)%
Adjusted income tax expense (benefit)	—	4	(4)	(100)%
Adjusted operating income (loss)	$(1)	$6	$(7)	(117)%

Adjusted operating income for the Company’s Other segment decreased by $7 million, or 117%, to a loss of $1 million for the three months ended June 30, 2017 compared to income of $6 million in 2016. The decrease in adjusted operating income was primarily due to an increase in policyholder benefits expense, partially offset by lower adjusted income tax expense.

Policyholder benefits expense increased by $10 million, or 100%, to $20 million for the three months ended June 30, 2017 primarily due to lower surrenders than expected on a closed block of business.

Adjusted income tax expense decreased by $4 million, or 100%, to zero for the three months ended June 30, 2017 primarily due to an adjusted operating loss before income taxes compared to an adjusted operating income before income taxes in the prior period.

Six months ended June 30, 2017 compared with the six months ended June 30, 2016

The following is a summary of certain financial data of the Company’s Other segment:

	Six Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2017	2016	(decrease)	change
Premium income	$43	$47	$(4)	(9)%
Fee income	3	3	—	—%
Adjusted net investment income	23	26	(3)	(12)%
Total adjusted operating revenues	69	76	(7)	(9)%
Policyholder benefits	42	29	13	45%
Operating expenses	42	37	5	14%
Total benefits and expenses	84	66	18	27%
Adjusted operating income (loss) before income taxes	(15)	10	(25)	(250)%
Adjusted income tax expense (benefit)	(5)	4	(9)	(225)%
Adjusted operating income (loss)	$(10)	$6	$(16)	(267)%

Adjusted operating income for the Company’s Other segment had an unfavorable change of $16 million or 267%, to a loss of $10 million for the six months ended June 30, 2017, when compared to a income of $6 million in the same period in 2016. The change in adjusted operating income is primarily due to higher policyholder benefits expense, lower adjusted income tax expense and higher operating expenses.

Policyholder benefits increased by $13 million, or 45%, to $42 million for the six months ended June 30, 2017 primarily due to lower surrenders than expected on a closed block of business.

Operating expenses increased by $5 million, or 14%, to $42 million for the six months ended June 30, 2017 primarily due to restructuring costs.

Adjusted income tax expense (benefit) had a favorable change of $9 million or 225%, to a benefit of $5 million for the six months ended June 30, 2017 primarily due to an adjusted operating loss before income taxes as compared to an adjusted operating income before income taxes in the prior period.

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

The following table presents the percentage distribution of the carrying values of the Company’s general account investment portfolio:

(In millions)	June 30, 2017		December 31, 2016
Fixed maturities, available-for-sale	$22,243	70.8%	$22,154	72.4%
Fixed maturities, held-for-trading	182	0.6%	515	1.7%
Mortgage loans on real estate	3,925	12.5%	3,559	11.6%
Policy loans	4,067	13.0%	4,020	13.1%
Short-term investments	917	2.9%	303	1.0%
Limited partnership and other corporation interests	38	0.1%	35	0.1%
Other investments	14	0.1%	15	0.1%
Total investments	$31,386	100.0%	$30,601	100.0%

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

The percentage distribution of the estimated fair value of the Company’s fixed maturity portfolio by the Company’s internal credit rating is summarized as follows:

Credit Rating	June 30, 2017	December 31, 2016
AAA	22.0%	27.3%
AA	14.7%	13.9%
A	33.8%	30.8%
BBB	28.3%	26.8%
BB and below (Non-investment grade)	1.2%	1.2%
Total	100.0%	100.0%

The June 30, 2017, AAA rating percentage decreased as compared to December 31, 2016, as the Company sold AAA-rated government agency MBS pools to enter into forward settling TBA contracts which are treated as derivatives.

The percentage distribution of the estimated fair value of the corporate sector fixed maturity portfolio, calculated as a percentage of fixed maturities, is summarized as follows:

Sector	June 30, 2017	December 31, 2016
Utility	18.7%	18.1%
Finance	13.0%	10.8%
Consumer	10.7%	9.7%
Natural resources	6.6%	6.3%
Transportation	4.2%	3.6%
Other	14.1%	13.3%

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash and cash equivalents that totaled $471 million and $322 million as of June 30, 2017, and December 31, 2016, respectively.  The June 30, 2017, and December 31, 2016, short-term investments included above exclude any amounts held to settle TBA forward contracts.  In addition, 99% of the fixed maturity portfolio carried an investment grade rating at June 30, 2017, and December 31, 2016, which provides significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity.  Additionally, the Company anticipates that cash on hand and expected net cash generated by operating activities will exceed the forecasted needs of the business over the next 12 months.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $71 million and $99 million of commercial paper outstanding as of June 30, 2017, and December 31, 2016, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available. The Company’s issuance of commercial paper is not used to fund daily operations and does not have a significant impact on the Company’s liquidity.

The Company also has available a revolving credit facility agreement with U.S. Bank, which expires on March 1, 2018, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility as of or during the six months ended June 30, 2017.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

Off-Balance Sheet Arrangements

The Company makes commitments to fund partnership interests, mortgage loans on real estate, and other investments in the normal course of its business.  The amounts of these unfunded commitments at June 30, 2017, and December 31, 2016, were $426 million and $438 million, respectively.  The precise timing of the fulfillment of the commitment cannot be predicted; however, $423 million of the June 30, 2017 balance, and all $438 million of the December 31, 2016 balance are due within one year of the dates indicated. The remaining $3 million of the June 30, 2017 balance is due within one to 3 years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company participates in a securities lending program in which the Company lends securities that are held as part of its general account investment portfolio to third parties for the purpose of enhancing the total return on its investment portfolio.  The Company generally requires initial collateral in an amount greater than or equal to 102% of the fair value of domestic securities loaned and 105% of foreign securities loaned.  The Company received securities with a fair value of $48 million as collateral at June 30, 2017, which have not been recorded on the condensed consolidated balance sheets as the Company does not have effective control. There were no securities on loan and therefore no securities were received as collateral at December 31, 2016.

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

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer and its Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”).  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the President and Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

As disclosed in Item 9A, “Controls and Procedures,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, management concluded that the Company maintained effective internal control over financial reporting. There has been no significant change in the control environment for the three and six months ended June 30, 2017. Management is committed to continuing to improve its internal control processes and will continue to review its financial reporting controls and procedures.

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

•	The Company could face difficulties, unforeseen liabilities, or asset impairments arising from business acquisitions or integrations and managing growth of such businesses.

•	Counterparties with whom the Company transfers risk may be unable or unwilling to do business with the Company.

•	The Company may not be able to secure financing to meet the liquidity or capital needs of the Company.

Item 6.         Exhibits

The documents identified below are filed as a part of this report:

Index to Exhibits

Exhibit Number	Title
3(ii)	Bylaws of Great-West Life & Annuity Insurance Company
31.1	Rule 13a-14(a)/15-d14(a) Certification
31.2	Rule 13a-14(a)/15-d14(a) Certification
32	18 U.S.C. 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great-West Life & Annuity Insurance Company

By:	/s/	Kara Roe	Date:	August 11, 2017
Kara Roe
Vice President, Controller, and Principal Accounting Officer