Form 10-Q
period 2017-09-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2017-11-09
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐         No ☒

As of November 9, 2017, 7,292,708 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

Part I     Financial Information
Item1.    Interim Financial Statements

 GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
September 30, 2017 and December 31, 2016
(In Thousands, Except Share Amounts)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $22,125,948 and $21,672,727)	$23,012,869	$22,153,703
Fixed maturities, held-for-trading, at fair value (amortized cost $59,034 and $519,495)	60,328	514,738
Mortgage loans on real estate (net of allowances of $773 and $2,882)	3,943,088	3,558,826
Policy loans	4,073,511	4,019,648
Short-term investments (amortized cost $823,071 and $303,988)	823,071	303,988
Limited partnership and other corporation interests	45,117	34,895
Other investments	20,037	15,052
Total investments	31,978,021	30,600,850

Other assets:
Cash and cash equivalents	20,495	18,321
Reinsurance recoverable	591,805	598,864
Deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”)	461,348	486,690
Investment income due and accrued	316,895	287,681
Collateral under securities lending agreements	74,795	—
Due from parent and affiliates	92,217	81,995
Goodwill	137,683	137,683
Other intangible assets	17,808	20,087
Other assets	934,655	1,021,210
Assets of discontinued operations	16,865	17,652
Separate account assets	27,866,779	27,037,765
Total assets	$62,509,366	$60,308,798

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
September 30, 2017 and December 31, 2016
(In Thousands, Except Share Amounts)
(Unaudited)

	September 30, 2017	December 31, 2016
Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$29,881,799	$28,872,899
Policy and contract claims	386,556	372,259
Policyholders’ funds	245,007	285,554
Provision for policyholders’ dividends	48,847	49,521
Undistributed earnings on participating business	15,742	15,573
Total policy benefit liabilities	30,577,951	29,595,806

General liabilities:
Due to parent and affiliates	538,452	537,990
Commercial paper	99,868	99,049
Payable under securities lending agreements	74,795	—
Deferred income tax liabilities, net	297,684	191,911
Other liabilities	776,075	816,304
Liabilities of discontinued operations	16,865	17,652
Separate account liabilities	27,866,779	27,037,765
Total liabilities	60,248,469	58,296,477

Commitments and contingencies (See Note 12)

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,292,708 shares issued and outstanding	7,293	7,293
Additional paid-in capital	940,616	863,031
Accumulated other comprehensive income	420,930	235,875
Retained earnings	892,058	906,122
Total stockholder’s equity	2,260,897	2,012,321
Total liabilities and stockholder’s equity	$62,509,366	$60,308,798

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Income
Three and Nine Months Ended September 30, 2017, and 2016
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Premium income	$145,504	$146,100	$365,408	$377,845
Fee income	264,304	246,413	786,758	709,844
Other revenue	3,322	3,228	9,367	9,747
Net investment income	300,582	291,539	911,274	979,080
Realized investment gains (losses), net:
Total other-than-temporary gains (losses), net	(2,969)	—	(3,126)	(536)
Other realized investment gains (losses), net	16,830	33,374	27,297	107,193
Total realized investment gains (losses), net	13,861	33,374	24,171	106,657
Total revenues	727,573	720,654	2,096,978	2,183,173
Benefits and expenses:
Life and other policy benefits	161,017	172,855	498,300	529,985
Increase (decrease) in future policy benefits	12,704	7,540	(51,148)	(75,221)
Interest credited or paid to contractholders	160,040	154,248	471,531	455,018
Provision for policyholders’ share of losses on participating business	(1,033)	(106)	(1,097)	(525)
Dividends to policyholders	11,513	12,324	35,627	37,619
Total benefits	344,241	346,861	953,213	946,876
General insurance expenses	293,176	307,329	884,670	878,367
Amortization of DAC and VOBA	14,076	3,504	39,798	40,397
Interest expense	7,811	7,648	23,087	26,051
Total benefits and expenses	659,304	665,342	1,900,768	1,891,691
Income before income taxes	68,269	55,312	196,210	291,482
Income tax expense	21,688	15,295	64,973	79,043
Net income	$46,581	$40,017	$131,237	$212,439

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2017, and 2016
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$46,581	$40,017	$131,237	$212,439
Components of other comprehensive income
Unrealized holding gains (losses), net, arising on available-for-sale fixed maturity investments	39,983	55,849	407,208	895,589
Unrealized holding gains (losses), net, arising on cash flow hedges	(23,111)	(7,805)	(48,311)	(3,307)
Reclassification adjustment for (gains) losses, net, realized in net income	(2,885)	(10,284)	(3,242)	(61,375)
Net unrealized gains (losses) related to investments	13,987	37,760	355,655	830,907
Future policy benefits, DAC and VOBA adjustments	(1,977)	(18,214)	(85,992)	(190,985)
Employee benefit plan adjustment	10,744	2,494	15,036	6,962
Other comprehensive income before income taxes	22,754	22,040	284,699	646,884
Income tax expense related to items of other comprehensive income	7,963	7,715	99,644	226,410
Other comprehensive income(1)	14,791	14,325	185,055	420,474
Total comprehensive income	$61,372	$54,342	$316,292	$632,913

(1) Other comprehensive income includes the non-credit component of impaired gains (losses), net, on fixed maturities available-for-sale in the amounts of $(2,258) and $(959) for the three months ended September 30, 2017, and 2016, respectively and $(3,867) and $(5,326) for the nine months ended September 30, 2017, and 2016, respectively.

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Stockholder’s Equity
Nine Months Ended September 30, 2017, and 2016
(In Thousands)
(Unaudited)

	Nine Months Ended September 30, 2017

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
Balances, January 1, 2017	$7,293	$863,031	$235,875	$906,122	$2,012,321
Net income	—	—	—	131,237	131,237
Other comprehensive income, net of income taxes	—	—	185,055	—	185,055
Dividends	—	—	—	(145,301)	(145,301)
Capital contribution(1)	—	76,429	—	—	76,429
Capital contribution - stock-based compensation	—	1,156	—	—	1,156
Balances, September 30, 2017	$7,293	$940,616	$420,930	$892,058	$2,260,897

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2017, and 2016
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$711,382	$559,668

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	3,920,591	4,829,009
Mortgage loans on real estate	322,326	310,664
Limited partnership interests, other corporation interests and other investments	6,759	9,386
Purchases of investments:
Fixed maturities, available-for-sale	(4,313,849)	(4,138,915)
Mortgage loans on real estate	(689,122)	(626,431)
Limited partnership interests, other corporation interests and other investments	(17,697)	(5,491)
Net change in short-term investments	(517,840)	(1,988,191)
Net change in policy loans	(9,677)	5,980
Purchases of furniture, equipment, and software	(30,867)	(33,405)
Net cash used in investing activities	(1,329,376)	(1,637,394)

Cash flows from financing activities:
Contract deposits	2,251,508	2,756,047
Contract withdrawals	(1,565,225)	(1,500,963)
Net change in due to/from parent and affiliates	(9,760)	(19,924)
Dividends paid	(145,301)	(125,691)
Capital contribution	76,429	—
Payments for and interest paid on financing element derivatives, net	(3,290)	(5,281)
Contingent consideration	—	(14,233)
Net change in commercial paper borrowings	819	6,600
Net change in book overdrafts	15,659	121
Employee taxes paid for withheld shares	(671)	(489)
Income tax benefit on share-based compensation	—	468
Net cash provided by financing activities	620,168	1,096,655

Net increase in cash and cash equivalents	2,174	18,929
Cash and cash equivalents, beginning of year	18,321	34,362
Cash and cash equivalents, end of period	$20,495	$53,291

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2017, and 2016
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Supplemental disclosures of cash flow information:
Net cash received (paid) during the year for:
Income taxes	$(17,449)	$(24,118)
Interest	(16,447)	(21,685)

Non-cash investing and financing transactions during the years:
Share-based compensation expense	$1,156	$1,637
Fair value of assets acquired in settlement of fixed maturity investments	9,323	—

See notes to condensed consolidated financial statements.	(Concluded)

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

The condensed consolidated balance sheet as of December 31, 2016, which was derived from the Company’s audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2017, have been prepared in accordance with the instructions for Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  As such, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position, and cash flows as of September 30, 2017, and for all periods presented. The condensed consolidated results of operations and condensed consolidated statement of cash flows for the nine months ended September 30, 2017, are not necessarily indicative of the results or cash flows expected for the full year.

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

2.  Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The new guidance is effective for the fiscal years beginning after December 15, 2016, including interim periods, a retrospective or a prospective transition approach depending upon the type of change. The new guidance changed several aspects of the accounting for share-based payment award transactions, including: (i) income tax consequences when awards vest or are settled; (ii) classification of awards as either equity or liabilities due to statutory tax withholding requirements; and (iii) classification on the statement of cash flows. The adoption of this ASU did not have a material effect on the Company’s condensed consolidated financial statements.

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

The Company’s implementation efforts are primarily focused on customer contracts with fee income earned from assets under management, assets under administration, shareholder servicing, administration and recordkeeping services, and investment advisory services as well as the evaluation of certain incremental costs to obtain a customer contract. The Company anticipates that the adoption of this update will primarily impact the accounting for certain contract costs and contract fulfillment costs, which are currently expensed as incurred. Under the new standard, these costs will be deferred and recognized as expenses over the expected customer life. While the Company continues to make progress in its assessment and implementation of this update, it has not yet finalized a range of the potential quantitative impact on its condensed consolidated financial statements or whether the Company will adopt on a prospective or retrospective basis.

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

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. This update requires organizations to disaggregate the service cost component from the other components of net benefit costs in the income statement and present it with other current compensation costs for the related employees while providing guidance for capitalization eligibility for service costs. The Company is currently evaluating the impact of this update in its condensed consolidated financial statements.

3.  Dividends

The maximum amount of dividends, which can be paid to stockholders by insurance companies domiciled in the State of Colorado, is subject to restrictions relating to statutory surplus and statutory net gain from operations.  Prior to the payment of any dividends, the Company seeks approval from the Colorado Insurance Commissioner.  During the nine months ended September 30, 2017, and 2016, the Company paid dividends of $145,301 and $125,691, respectively, to its parent, GWL&A Financial.

4.  Summary of Investments

The following tables summarize fixed maturity investments classified as available-for-sale and the non-credit-related component of other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (loss) (“AOCI”):

	September 30, 2017
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
Fixed maturities:	cost	gains	losses	and carrying value	included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$1,502,617	$49,176	$8,333	$1,543,460	$—
Obligations of U.S. states and their subdivisions	1,884,136	228,301	1,619	2,110,818	—
Corporate debt securities (2)	14,991,367	622,399	118,566	15,495,200	(1,088)
Asset-backed securities	1,578,590	110,333	12,173	1,676,750	(65,696)
Residential mortgage-backed securities	68,946	2,618	645	70,919	(141)
Commercial mortgage-backed securities	1,375,325	22,547	10,920	1,386,952	—
Collateralized debt obligations	724,967	3,832	29	728,770	—
Total fixed maturities	$22,125,948	$1,039,206	$152,285	$23,012,869	$(66,925)

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
(2) Includes perpetual debt investments with amortized cost of $115,037 and estimated fair value of $111,141.

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

	September 30, 2017
	Amortized cost	Estimated fair value
Maturing in one year or less	$796,697	$814,539
Maturing after one year through five years	3,998,273	4,166,545
Maturing after five years through ten years	7,432,248	7,650,580
Maturing after ten years	5,000,632	5,356,030
Mortgage-backed and asset-backed securities	4,898,098	5,025,175
Total fixed maturities	$22,125,948	$23,012,869

Mortgage-backed (commercial and residential) and asset-backed securities include those issued by the U.S. government and U.S. agencies.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following table summarizes information regarding the sales of securities classified as available-for-sale:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds from sales	$339,051	$421,245	$2,810,599	$3,777,445
Gross realized gains from sales	8,512	8,487	29,433	55,154
Gross realized losses from sales	2,993	24	24,330	170

Mortgage loans on real estate — The following table summarizes the carrying value of the mortgage loan portfolio by component:

	September 30, 2017	December 31, 2016
Principal	$3,936,617	$3,558,863
Unamortized premium (discount) and fees, net	4,244	5,541
Foreign exchange translation	3,000	(2,696)
Mortgage provision allowance	(773)	(2,882)
Total mortgage loans	$3,943,088	$3,558,826

The following table summarizes the recorded investment of the mortgage loan portfolio by risk assessment category as of September 30, 2017, and December 31, 2016, respectively:

	September 30, 2017	December 31, 2016
Performing	$3,943,861	$3,560,243
Non-performing	—	1,465
Total	$3,943,861	$3,561,708

The following table summarizes activity in the mortgage provision allowance:

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
	Commercial mortgages	Commercial mortgages
Beginning balance	$2,882	$2,890
Provision increases	157	536
Charge-off	(663)	—
Recovery	(30)	—
Provision decreases	(1,573)	(544)
Ending balance	$773	$2,882

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$536
Collectively evaluated for impairment	773	2,346

Recorded investment balance in the mortgage loan portfolio, gross of allowance, by basis of impairment method:	$3,943,861	$3,561,708
Individually evaluated for impairment	—	1,465
Collectively evaluated for impairment	3,943,861	3,560,243

Limited partnership and other corporation interests — At September 30, 2017 and December 31, 2016, the Company had $45,117 and $34,895, respectively, invested in limited partnership and other corporation interests. Limited partnership interests represent the Company’s minority ownership interests in pooled investment funds that primarily make private equity

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

investments across diverse industries and geographical focuses. The Company has determined its interest in each limited partnership to be considered a variable interest entity (“VIE”). Consolidation is not required as the Company is not deemed to be the primary beneficiary of the VIEs.

The carrying value and maximum exposure to loss in relation to the activities of the VIEs was $42,734 and $32,444 at September 30, 2017, and December 31, 2016, respectively.

Securities lending — Securities with a cost or amortized cost of $105,952 and estimated fair values of $103,921 were on loan under the program at September 30, 2017. There were no securities on loan at December 31, 2016.  The Company received cash of $74,795 and securities with a fair value of $32,393 as collateral at September 30, 2017. The Company bears the risk of any deficiency in the amount of collateral available for return to a borrower due to a loss in an approved investment.

Under the securities lending program the collateral pledged is, by definition, the securities loaned against the cash borrowed. The cash collateral liability under the securities lending program is $74,795, and class of securities loaned consists entirely of Corporate debt securities.

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

Unrealized losses on fixed maturity investments classified as available-for-sale — The following tables summarize unrealized investment losses, including the non-credit-related portion of OTTI losses reported in AOCI, by class of investment:

	September 30, 2017
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$631,467	$8,156	$11,037	$177	$642,504	$8,333
Obligations of U.S. states and their subdivisions	43,583	726	18,093	893	61,676	1,619
Corporate debt securities	2,401,845	35,750	1,360,880	82,816	3,762,725	118,566
Asset-backed securities	464,858	2,246	224,740	9,927	689,598	12,173
Residential mortgage-backed securities	—	—	12,383	645	12,383	645
Commercial mortgage-backed securities	488,610	5,851	102,235	5,069	590,845	10,920
Collateralized debt obligations	77,015	29	—	—	77,015	29
Total fixed maturities	$4,107,378	$52,758	$1,729,368	$99,527	$5,836,746	$152,285

Total number of securities in an unrealized loss position		397		169		566

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

Fixed maturity investments — Total unrealized losses and OTTI decreased by $237,944, or 61%, from December 31, 2016, to September 30, 2017. The majority, or $183,030, of the decrease was in the less than twelve months category. The overall decrease in unrealized losses was across all asset classes and reflects lower interest rates at September 30, 2017, compared to December 31, 2016, resulting in generally higher valuations of these fixed maturity securities.

Total unrealized losses greater than twelve months decreased by $54,914 from December 31, 2016, to September 30, 2017.  Corporate debt securities account for 83%, or $82,816, of the unrealized losses and OTTI greater than twelve months at September 30, 2017.  Non-investment grade corporate debt securities account for $5,693 of the unrealized losses and OTTI greater than twelve months. Management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Asset-backed securities account for 10% of the unrealized losses and OTTI greater than twelve months at September 30, 2017.  The present value of the cash flows expected to be collected is not less than amortized cost and management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Other-than-temporary impairment recognition — The OTTI on fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in realized investment gains (losses) is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$77,411	$94,687	$83,665	$102,343
Reductions due to increases in cash flows expected to be collected that are recognized over the remaining life of the security	(5,273)	(4,405)	(11,527)	(12,061)
Ending balance	$72,138	$90,282	$72,138	$90,282

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

The ISDA Master Agreements contain provisions that would allow the counterparties to require immediate settlement of all derivative instruments in a net liability position if the Company were to default on any debt obligations over a certain threshold.  The MSFTA contain provisions which do not stipulate a threshold for default and only apply to debt obligations between the Company and the specific counterparty.  The aggregate fair value, inclusive of accrued income and expense, of derivative instruments with credit-risk-related contingent features that were in a net liability position was $81,632 and $38,324 as of September 30, 2017, and December 31, 2016, respectively.  The Company had pledged collateral related to these derivatives of $16,171 and zero as of September 30, 2017, and December 31, 2016, respectively, in the normal course of business.  If the credit-risk-related contingent features were triggered on September 30, 2017, the fair value of assets that could be required to settle the derivatives in a net liability position was $65,461.

At September 30, 2017, and December 31, 2016, the Company had pledged $16,171 and zero of unrestricted cash collateral to counterparties in the normal course of business, while other counterparties had pledged $25,353 and $103,214 of unrestricted cash collateral to the Company to satisfy collateral netting agreements, respectively.

At September 30, 2017, the Company estimated $10,544 of net derivative gains related to cash flow hedges included in AOCI will be reclassified into net income within the next twelve months. Gains and losses included in AOCI are reclassified into net income when the hedged item affects earnings.

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

The following tables summarize the notional amount and fair value of derivative financial instruments, excluding embedded derivatives:

	September 30, 2017
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$419,800	$29,482	$29,482	$—
Cross-currency swaps	755,890	(4,310)	30,874	35,184
Total cash flow hedges	1,175,690	25,172	60,356	35,184

Total derivatives designated as hedges	1,175,690	25,172	60,356	35,184

Derivatives not designated as hedges:
Interest rate swaps	507,100	(2,477)	10,147	12,624
Futures on equity indices	29,674	—	—	—
Interest rate futures	74,200	—	—	—
Interest rate swaptions	162,423	156	156	—
Other forward contracts	2,954,200	(3,151)	925	4,076
Cross-currency swaps	612,733	(3,863)	27,193	31,056
Total derivatives not designated as hedges	4,340,330	(9,335)	38,421	47,756
Total derivative financial instruments	$5,516,020	$15,837	$98,777	$82,940

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

Notional amounts are used to express the extent of the Company’s involvement in derivative transactions and represent a standard measurement of the volume of its derivative activity.  Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received. The average notional outstanding during the nine months ended September 30, 2017, was $908,500, $1,302,507, $113,004, $162,408, and $2,409,855 for interest rate swaps, cross-currency swaps, futures, swaptions, and other forward contracts, respectively. The average notional outstanding during the year ended December 31, 2016, was $784,900, $1,141,967, $145,658, $156,632, and $2,230,167 for interest rate swaps, cross-currency swaps, futures, swaptions, and other forward contracts, respectively.

The following tables present the effect of derivative instruments in the condensed consolidated statements of income and comprehensive income reported by cash flow hedges and derivatives not designated as hedges, excluding embedded derivatives:

	Gain (loss) recognized in OCI on derivatives (Effective portion)		Gain (loss) reclassified from OCI into net income (Effective portion)
	Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Cash flow hedges:
Interest rate swaps	$115	$(401)	$1,175	$1,335	(A)
Interest rate swaps	(653)	(4,284)	(690)	(1,092)	(B)
Cross-currency swaps	(22,573)	(3,120)	(108)	1,576	(A)
Total cash flow hedges	$(23,111)	$(7,805)	$377	$1,819

(A) Net investment income.
(B) Interest expense.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Gain (loss) recognized in OCI on derivatives (Effective portion)		Gain (loss) reclassified from OCI into net income (Effective portion)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cash flow hedges:
Interest rate swaps	$611	$4,098	$3,581	$4,166	(A)
Interest rate swaps	(5,003)	(29,017)	(2,357)	(1,675)	(B)
Cross-currency swaps	(43,919)	21,612	21	3,777	(A)
Total cash flow hedges	$(48,311)	$(3,307)	$1,245	$6,268

(A) Net investment income.
(B) Interest expense.

	Gain (loss) on derivatives recognized in net income
	Three Months Ended September 30,
	2017		2016
Derivatives not designated as hedging instruments:
Futures on equity indices	$(583)	(A)	$510	(A)
Futures on equity indices	(1,070)	(B)	(2,081)	(B)
Interest rate swaps	492	(A)	418	(A)
Interest rate futures	(40)	(A)	134	(A)
Interest rate futures	18	(B)	(183)	(B)
Interest rate swaptions	(6)	(A)	23	(A)
Interest rate swaptions	(73)	(B)	(39)	(B)
Other forward contracts	(571)	(A)	(8,286)	(A)
Other forward contracts	7,264	(B)	19,413	(B)
Cross-currency swaps	(16,046)	(A)	1,872	(A)
Total derivatives not designated as hedging instruments	$(10,615)		$11,781

(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Gain (loss) on derivatives recognized in net income
	Nine Months Ended September 30,
	2017		2016
Derivatives not designated as hedging instruments:
Futures on equity indices	$(917)	(A)	$103	(A)
Futures on equity indices	(3,890)	(B)	(5,358)	(B)
Interest rate swaps	3,919	(A)	19,727	(A)
Interest rate futures	62	(A)	(77)	(A)
Interest rate futures	(183)	(B)	(249)	(B)
Interest rate swaptions	(37)	(A)	96	(A)
Interest rate swaptions	(224)	(B)	(256)	(B)
Other forward contracts	(3,151)	(A)	7,268	(A)
Other forward contracts	20,383	(B)	31,509	(B)
Cross-currency swaps	(38,297)	(A)	62,147	(A)
Total derivatives not designated as hedging instruments	$(22,335)		$114,910

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

The estimated fair value of the GLWB was $10,221 and $5,712 at September 30, 2017, and December 31, 2016, respectively. The changes in fair value of the GLWB were $(626) and $(590) for the three months ended September 30, 2017, and 2016, respectively, and $(4,509) and $(20,020) for the nine months ended September 30, 2017, and 2016, respectively.

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

	September 30, 2017
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial		Net
Financial instruments (assets):	recognized assets (1)	instruments	Cash collateral	fair value
Derivative instruments (2)	$72,217	$(56,224)	$(14,263)	$1,730
Short-term reverse repurchase agreements (3)	20,900	(20,900)	—	—
Total financial instruments (assets)	93,117	(77,124)	(14,263)	1,730

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	September 30, 2017
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial		Net
Financial instruments (liabilities):	recognized liabilities (1)	instruments	Cash collateral	fair value
Derivative instruments (4)	70,720	(56,224)	(13,006)	1,490

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

7.  Fair Value Measurements

Recurring fair value measurements

The following tables present the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy category:

	Assets and liabilities measured at fair value on a recurring basis
	September 30, 2017
	Quoted prices	Significant
	in active markets for identical assets (Level 1)	other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$1,543,460	$—	$1,543,460
Obligations of U.S. states and their subdivisions	—	2,110,818	—	2,110,818
Corporate debt securities	—	15,485,120	10,080	15,495,200
Asset-backed securities	—	1,676,750	—	1,676,750
Residential mortgage-backed securities	—	70,919	—	70,919
Commercial mortgage-backed securities	—	1,386,952	—	1,386,952
Collateralized debt obligations	—	728,770	—	728,770
Total fixed maturities available-for-sale	—	23,002,789	10,080	23,012,869
Fixed maturities held-for-trading:
U.S. government direct obligations and U.S. agencies	—	20,291	—	20,291
Corporate debt securities	—	38,956	—	38,956
Commercial mortgage-backed securities	—	1,081	—	1,081
Total fixed maturities held-for-trading	—	60,328	—	60,328
Short-term investments	320,398	502,673	—	823,071
Collateral under securities lending agreements	1,870	72,925	—	74,795
Collateral under derivative counterparty collateral agreements	41,524	—	—	41,524
Derivative instruments designated as hedges:
Interest rate swaps	—	29,482	—	29,482
Cross-currency swaps	—	30,874	—	30,874
Derivative instruments not designated as hedges:
Interest rate swaps	—	10,147	—	10,147
Interest rate swaptions	—	156	—	156
Other forward contracts	—	925	—	925
Cross-currency swaps	—	27,193	—	27,193
Total derivative instruments	—	98,777	—	98,777
Separate account assets (1)	16,255,644	11,213,991	—	27,866,779
Total assets	$16,619,436	$34,951,483	$10,080	$51,978,143

Liabilities
Derivative instruments designated as hedges:
Cross-currency swaps	$—	$35,184	$—	$35,184
Derivative instruments not designated as hedges:
Interest rate swaps	—	12,624	—	12,624
Other forward contracts	—	4,076	—	4,076
Cross-currency swaps	—	31,056	—	31,056
Total derivative instruments	—	82,940	—	82,940
Embedded derivatives - GLWB	—	—	10,221	10,221
Separate account liabilities (2)	18	521,723	—	521,741
Total liabilities	$18	$604,663	$10,221	$614,902

(1) Included in the total fair value amount are $397 million of investments as of September 30, 2017 for which the fair value is estimated using net asset value per unit as a practical expedient which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy in connection with the adoption of ASU 2015-07.
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

Short-term investments and securities lending agreements

The amortized cost of short-term investments and collateral under securities lending agreements is a reasonable estimate of fair value due to their short-term nature and high credit quality of the issuers.

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
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities
	Three Months Ended September 30, 2017
	Assets	Liabilities
	Fixed maturities available-for-sale	Embedded
	Corporate	derivatives
	debt securities	- GLWB
Balances, July 1, 2017	$10,703	$9,595
Realized and unrealized gains (losses) included in:
Net income (loss)	—	(626)
Other comprehensive income (loss)	166	—
Settlements	(432)	—
Transfers out of Level 3 (1)	(357)	—
Balances, September 30, 2017	$10,080	$10,221
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at September 30, 2017	$—	$(626)

(1) Transfers out of Level 3 are due primarily to increased observability of inputs in valuation methodologies as evidenced by corroboration of market prices with multiple pricing vendors.

	Recurring Level 3 financial assets and liabilities
	Three Months Ended September 30, 2016
	Assets	Liabilities
	Fixed maturities available-for-sale	Embedded
	Corporate	derivatives
	debt securities	- GLWB
Balances, July 1, 2016	$15,056	$30,687
Realized and unrealized gains (losses) included in:
Net income (loss)	—	(590)
Other comprehensive income (loss)	245	—
Settlements	(594)	—
Balances, September 30, 2016	$14,707	$31,277
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at September 30, 2016	$—	$(590)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Recurring Level 3 financial assets and liabilities
	Nine Months Ended September 30, 2017
	Assets	Liabilities
	Fixed maturities available-for-sale	Embedded
	Corporate	derivatives
	debt securities	- GLWB
Balances, January 1, 2017	$11,639	$5,712
Realized and unrealized gains (losses) included in:
Net income (loss)	—	(4,509)
Other comprehensive income (loss)	83	—
Settlements	(1,275)	—
Transfers out of Level 3 (1)	(367)	—
Balances, September 30, 2017	$10,080	$10,221
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at September 30, 2017	$—	$(4,509)

(1) Transfers out of Level 3 are due primarily to increased observability of inputs in valuation methodologies as evidenced by corroboration of market prices with multiple pricing vendors.

	Recurring Level 3 financial assets and liabilities
	Nine Months Ended September 30, 2016
	Assets	Liabilities
	Fixed maturities available-for-sale	Embedded
	Corporate	derivatives
	debt securities	- GLWB
Balances, January 1, 2016	$4,538	$11,257
Realized and unrealized gains (losses) included in:
Net income (loss)	—	(20,020)
Other comprehensive income (loss)	720	—
Settlements	(1,787)	—
Transfers into Level 3 (1)	11,236	—
Balances, September 30, 2016	$14,707	$31,277
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at September 30, 2016	$—	$(20,020)

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
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following table presents significant unobservable inputs used during the valuation of certain liabilities categorized within Level 3 of the recurring fair value measurements table:

Range
	Valuation Technique	Unobservable Input	September 30, 2017	December 31, 2016
Embedded derivatives - GLWB	Risk neutral stochastic valuation methodology	Equity volatility	15% - 28%	15% - 30%
		Swap curve	1.33% - 2.54%	0.75% - 3.00%
		Mortality rate	Based on the Annuity 2000 Mortality Table	Based on the Annuity 2000 Mortality Table
		Base Lapse rate	1% - 15%	1% - 15%

Fair value of financial instruments

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments and investments not carried at fair value on a recurring basis:

	September 30, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets
Mortgage loans on real estate	$3,943,088	$4,020,555	$3,558,826	$3,574,240
Policy loans	4,073,511	4,073,511	4,019,648	4,019,648
Limited partnership interests	40,433	40,413	29,345	29,822
Other investments	12,631	43,002	14,382	44,687

Liabilities
Annuity contract benefits without life contingencies	$12,669,339	$12,641,064	$12,291,378	$12,129,631
Policyholders’ funds	245,007	245,007	285,554	285,554
Commercial paper	99,868	99,868	99,049	99,049
Notes payable	534,538	565,903	531,092	495,004

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

 Limited partnership interests

Limited partnership interests, accounted for using the cost method, represent the Company’s minority ownership interests in pooled investment funds.  These funds employ varying investment strategies that primarily make private equity investments across diverse industries and geographical focuses.  The net asset value, determined using the partnership financial statement reported capital account adjusted for other relevant information which may impact the exit value of the investments, is used as a practical expedient to estimate fair value. Distributions by these investments are generated from investment gains, from operating income generated by the underlying investments of the funds, and from liquidation of the underlying assets of the funds which are estimated to be liquidated over the next one to 10 years.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

8.  Other Comprehensive Income

The following tables present the accumulated balances for each classification of other comprehensive income (loss):

	Three Months Ended September 30, 2017
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, July 1, 2017	$550,776	$50,132	$(113,256)	$(81,513)	$406,139
Other comprehensive income (loss) before reclassifications	25,989	(15,022)	(1,285)	5,559	15,241
Amounts reclassified from AOCI	(1,630)	(245)	—	1,425	(450)
Net current period other comprehensive income (loss)	24,359	(15,267)	(1,285)	6,984	14,791
Balances, September 30, 2017	$575,135	$34,865	$(114,541)	$(74,529)	$420,930

	Three Months Ended September 30, 2016
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, July 1, 2016	$855,034	$45,316	$(178,086)	$(82,677)	$639,587
Other comprehensive income (loss) before reclassifications	36,302	(5,074)	(11,839)	—	19,389
Amounts reclassified from AOCI	(5,503)	(1,182)	—	1,621	(5,064)
Net current period other comprehensive income (loss)	30,799	(6,256)	(11,839)	1,621	14,325
Balances, September 30, 2016	$885,833	$39,060	$(189,925)	$(81,056)	$653,912

	Nine Months Ended September 30, 2017
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2017	$311,748	$67,076	$(58,646)	$(84,303)	$235,875
Other comprehensive income (loss) before reclassifications	264,685	(31,402)	(55,895)	5,559	182,947
Amounts reclassified from AOCI	(1,298)	(809)	—	4,215	2,108
Net current period other comprehensive income (loss)	263,387	(32,211)	(55,895)	9,774	185,055
Balances, September 30, 2017	$575,135	$34,865	$(114,541)	$(74,529)	$420,930

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2016
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2016	$339,520	$45,284	$(65,785)	$(85,581)	$233,438
Other comprehensive income (loss) before reclassifications	582,133	(2,150)	(124,140)	—	455,843
Amounts reclassified from AOCI	(35,820)	(4,074)	—	4,525	(35,369)
Net current period other comprehensive income (loss)	546,313	(6,224)	(124,140)	4,525	420,474
Balances, September 30, 2016	$885,833	$39,060	$(189,925)	$(81,056)	$653,912

The following tables present the composition of other comprehensive income (loss):

	Three Months Ended September 30, 2017
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$39,983	$(13,994)	$25,989
Unrealized holding gains (losses), net, arising on cash flow hedges	(23,111)	8,089	(15,022)
Reclassification adjustment for (gains) losses, net, realized in net income	(2,885)	1,010	(1,875)
Net unrealized gains (losses) related to investments	13,987	(4,895)	9,092
Future policy benefits, DAC and VOBA adjustments	(1,977)	692	(1,285)
Net unrealized gains (losses)	12,010	(4,203)	7,807
Employee benefit plan adjustment	10,744	(3,760)	6,984
Other comprehensive income (loss)	$22,754	$(7,963)	$14,791

	Three Months Ended September 30, 2016
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$55,849	$(19,547)	$36,302
Unrealized holding gains (losses), net, arising on cash flow hedges	(7,805)	2,731	(5,074)
Reclassification adjustment for (gains) losses, net, realized in net income	(10,284)	3,599	(6,685)
Net unrealized gains (losses) related to investments	37,760	(13,217)	24,543
Future policy benefits, DAC and VOBA adjustments	(18,214)	6,375	(11,839)
Net unrealized gains (losses)	19,546	(6,842)	12,704
Employee benefit plan adjustment	2,494	(873)	1,621
Other comprehensive income (loss)	$22,040	$(7,715)	$14,325

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2017
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$407,208	$(142,523)	$264,685
Unrealized holding gains (losses), net, arising on cash flow hedges	(48,311)	16,909	(31,402)
Reclassification adjustment for (gains) losses, net, realized in net income	(3,242)	1,135	(2,107)
Net unrealized gains (losses) related to investments	355,655	(124,479)	231,176
Future policy benefits, DAC and VOBA adjustments	(85,992)	30,097	(55,895)
Net unrealized gains (losses)	269,663	(94,382)	175,281
Employee benefit plan adjustment	15,036	(5,262)	9,774
Other comprehensive income (loss)	$284,699	$(99,644)	$185,055

	Nine Months Ended September 30, 2016
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses), net, arising on fixed maturities, available-for-sale	$895,589	$(313,456)	$582,133
Unrealized holding gains (losses), net, arising on cash flow hedges	(3,307)	1,157	(2,150)
Reclassification adjustment for (gains) losses, net, realized in net income	(61,375)	21,481	(39,894)
Net unrealized gains (losses) related to investments	830,907	(290,818)	540,089
Future policy benefits, DAC and VOBA adjustments	(190,985)	66,845	(124,140)
Net unrealized gains (losses)	639,922	(223,973)	415,949
Employee benefit plan adjustment	6,962	(2,437)	4,525
Other comprehensive income (loss)	$646,884	$(226,410)	$420,474

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables presents the reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended September 30,
	2017		2016
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the statement where net income is presented
Unrealized holding (gains) losses, net, arising on fixed maturities, available-for-sale	$(2,508)		$(8,465)		Other realized investment (gains) losses, net
	(2,508)		(8,465)		Total before tax
	(878)		(2,962)		Tax expense or benefit
	$(1,630)		$(5,503)		Net of tax

Unrealized holding (gains) losses, net, arising on cash flow hedges	$(1,067)		$(2,911)		Net investment income
	690		1,092		Interest Expense
	(377)		(1,819)		Total before tax
	(132)		(637)		Tax expense or benefit
	$(245)		$(1,182)		Net of tax

Amortization of employee benefit plan items
Prior service (benefits)	$(109)	(1)	$(150)	(1)
Actuarial losses	2,302	(1)	2,644	(1)
	2,193		2,494		Total before tax
	768		873		Tax expense or benefit
	$1,425		$1,621		Net of tax

Total reclassification	$(450)		$(5,064)		Net of tax
(1) These accumulated other comprehensive income components are included in the computation of net periodic (benefit) cost of employee benefit plans (see Note 9 for additional details).

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017		2016
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the statement where net income is presented
Unrealized holding (gains) losses, net, arising on fixed maturities, available-for-sale	$(1,997)		$(55,107)		Other realized investment (gains) losses, net
	(1,997)		(55,107)		Total before tax
	(699)		(19,287)		Tax expense or benefit
	$(1,298)		$(35,820)		Net of tax

Unrealized holding (gains) losses, net, arising on cash flow hedges	$(3,602)		$(7,943)		Net investment income
	2,357		1,675		Interest Expense
	(1,245)		(6,268)		Total before tax
	(436)		(2,194)		Tax expense or benefit
	$(809)		$(4,074)		Net of tax

Amortization of employee benefit plan items
Prior service costs (benefits)	$37	(1)	$(452)	(1)
Actuarial losses	6,448	(1)	7,414	(1)
	6,485		6,962		Total before tax
	2,270		2,437		Tax expense or benefit
	$4,215		$4,525		Net of tax

Total reclassification	$2,108		$(35,369)		Net of tax
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

9.  Employee Benefit Plans

Net periodic cost (benefit) of the Defined Benefit Pension, Post-Retirement Medical, and Supplemental Executive Retirement plans included in general insurance expenses in the accompanying condensed consolidated statements of income includes the following components:

	Three Months Ended September 30,
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Components of net periodic cost (benefit):
Service cost	$2,170	$3,417	$378	$349	$(4)	$73	$2,544	$3,839
Interest cost	6,114	6,384	192	184	405	444	6,711	7,012
Expected return on plan assets	(4,980)	(6,237)	—	—	—	—	(4,980)	(6,237)
Amortization of unrecognized prior service costs (benefits)	—	—	(235)	(275)	126	125	(109)	(150)
Amortization of losses (gains) from earlier periods	2,241	2,726	75	(67)	(14)	(15)	2,302	2,644
Net periodic cost (benefit)	$5,545	$6,290	$410	$191	$513	$627	$6,468	$7,108

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Components of net periodic cost (benefit):
Service cost	$1,436	$6,087	$1,092	$935	$(12)	$219	$2,516	$7,241
Interest cost	18,356	18,948	568	534	1,215	1,332	20,139	20,814
Expected return on plan assets	(15,216)	(18,793)	—	—	—	—	(15,216)	(18,793)
Amortization of unrecognized prior service costs (benefits)	—	—	(339)	(827)	376	375	37	(452)
Amortization of losses (gains) from earlier periods	6,639	7,695	(151)	(237)	(40)	(44)	6,448	7,414
Net periodic cost (benefit)	$11,215	$13,937	$1,170	$405	$1,539	$1,882	$13,924	$16,224

During the 3rd quarter of 2017, the Company approved an amendment to the Plan freezing all benefit accruals for pension-eligible participants as of December 31, 2017.  The Company also approved an amendment to provide pension-eligible employees with full credit for their anniversary year of services that began in 2017, even if the participants had not completed 1,000 hours of service as of December 31, 2017.  The impact of the Plan freeze was reflected on September 25, 2017, and in accordance with ASC 715 Compensation - Retirement Benefits, resulted in a curtailment gain in the amount of $17,244. Additionally, as a result of the amendment to provide an additional year of service credit, prior service cost in the amount of $1,852 was recorded in other comprehensive income as of September 30, 2017.  Under a curtailment due to a plan freeze, any unrecognized prior service cost included in other comprehensive income associated with the employees affected by the pension plan freeze must be fully recognized in benefit cost in determining the net gain or loss to be recognized for the curtailment.  Additionally, the curtailment gain recognized in the income statement is offset by accelerating, in an equal amount, the recognition of any actuarial gain or loss in other comprehensive income. $15,392 of actuarial loss was recognized from other comprehensive income to offset the net curtailment gain.  As a result, the net impact to the income statement was zero.

The Company expects to make payments of approximately $708 with respect to its Post-Retirement Medical Plan and $3,336 with respect to its Supplemental Executive Retirement Plan during the year ended December 31, 2017.  The Company expects to make contributions of zero to its Defined Benefit Pension Plan during the year ended December 31, 2017.  A December 31 measurement date is used for the employee benefit plans.

The following table summarizes payments made to the Post-Retirement Medical Plan and the Supplemental Executive Retirement Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Payments to the Post-Retirement Medical Plan	155	212	531	603
Payments to the Supplemental Executive Retirement Plan	834	834	2,502	2,502

10.  Income Taxes

The provision for income taxes is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Current expense (benefit)	$27,585	$(1,399)	$58,845	$41,725
Deferred (benefit) expense	(5,897)	16,694	6,128	37,318
Total income tax provision	$21,688	$15,295	$64,973	$79,043

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate:

	Nine Months Ended September 30,
	2017	2016
Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(3.9)%	(2.7)%
Tax credits	(0.3)%	(7.3)%
State income taxes, net of federal benefit	2.8%	2.5%
Other, net	(0.5)%	(0.4)%
Effective income tax rate	33.1%	27.1%

The Company recorded an increase of $4,694 and a decrease of $5,824 in unrecognized tax benefits during the nine months ended September 30, 2017, and 2016, respectively. The Company anticipates additional increases to its unrecognized tax benefits of $6,000 to $7,000 in the next twelve months. The Company expects that the majority of the increase in its unrecognized tax benefits will not impact the effective tax rate.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years 2013 and prior.  Tax years 2014 through 2016 are open to federal examination by the Internal Revenue Service (“IRS”).  The Company does not expect significant increases or decreases to unrecognized tax benefits relating to federal, state, or local audits.

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

	Three Months Ended September 30, 2017
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$125,757	$764	$18,983	$145,504
Fee income	27,780	234,957	1,567	264,304
Other revenue	—	3,322	—	3,322
Net investment income	185,447	103,334	11,801	300,582
Realized investment gains (losses), net	2,389	11,472	—	13,861
Total revenues	341,373	353,849	32,351	727,573
Benefits and expenses:
Policyholder benefits	272,396	53,736	18,109	344,241
Operating expenses	41,332	255,623	18,108	315,063
Total benefits and expenses	313,728	309,359	36,217	659,304
Income (loss) before income taxes	27,645	44,490	(3,866)	68,269
Income tax expense (benefit)	9,398	13,641	(1,351)	21,688
Net income (loss)	$18,247	$30,849	$(2,515)	$46,581

	Three Months Ended September 30, 2016
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$126,770	$605	$18,725	$146,100
Fee income	23,553	221,342	1,518	246,413
Other revenue	—	3,228	—	3,228
Net investment income	185,747	94,383	11,409	291,539
Realized investment gains (losses), net	11,026	21,565	783	33,374
Total revenues	347,096	341,123	32,435	720,654
Benefits and expenses:
Policyholder benefits	280,821	51,730	14,310	346,861
Operating expenses	35,948	263,327	19,206	318,481
Total benefits and expenses	316,769	315,057	33,516	665,342
Income (loss) before income taxes	30,327	26,066	(1,081)	55,312
Income tax expense (benefit)	10,102	5,442	(249)	15,295
Net income (loss)	$20,225	$20,624	$(832)	$40,017

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2017
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$302,017	$1,908	$61,483	$365,408
Fee income	82,960	698,850	4,948	786,758
Other revenue	—	9,367	—	9,367
Net investment income	562,440	313,710	35,124	911,274
Realized investment gains (losses), net	7,010	17,168	(7)	24,171
Total revenues	954,427	1,041,003	101,548	2,096,978
Benefits and expenses:
Policyholder benefits	740,655	152,067	60,491	953,213
Operating expenses	127,137	760,564	59,854	947,555
Total benefits and expenses	867,792	912,631	120,345	1,900,768
Income (loss) before income taxes	86,635	128,372	(18,797)	196,210
Income tax expense (benefit)	29,579	42,063	(6,669)	64,973
Net income (loss)	$57,056	$86,309	$(12,128)	$131,237

	Nine Months Ended September 30, 2016
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$311,110	$1,311	$65,424	$377,845
Fee income	71,823	633,679	4,342	709,844
Other revenue	—	9,747	—	9,747
Net investment income	619,633	321,972	37,475	979,080
Realized investment gains (losses), net	37,602	68,278	777	106,657
Total revenues	1,040,168	1,034,987	108,018	2,183,173
Benefits and expenses:
Policyholder benefits	749,790	153,587	43,499	946,876
Operating expenses	127,181	761,827	55,807	944,815
Total benefits and expenses	876,971	915,414	99,306	1,891,691
Income before income taxes	163,197	119,573	8,712	291,482
Income tax expense	55,183	20,579	3,281	79,043
Net income	$108,014	$98,994	$5,431	$212,439

12.  Commitments and Contingencies

Commitments

The Company has a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility expires on March 1, 2018.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth of $1,100,000, as defined in the credit facility agreement (compiled on the statutory accounting basis prescribed by the National Association of Insurance Commissioners), at anytime.  The Company was in compliance with all covenants at September 30, 2017, and December 31, 2016.  At September 30, 2017, and December 31, 2016, there were no outstanding amounts related to the credit facility.

GWSC and CLAC are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,141,440 and renews annually until it expires on July 3, 2027.  The second letter of credit is for $70,000 and renews annually unless the Company terminates it under the provisions specified in the agreement.  At September 30, 2017, and December 31, 2016, there were no outstanding amounts related to the letters of credit.

In addition, the Company has other letters of credit with a total amount of $9,095, renewable annually for an indefinite period of time. At September 30, 2017, and December 31, 2016, there were no outstanding amounts related to those letters of credit.

The Company makes commitments to fund partnership interests, mortgage loans on real estate, and other investments in the normal course of its business.  The amounts of these unfunded commitments at September 30, 2017, and December 31, 2016, were as follows:

	September 30, 2017	December 31, 2016
Due in less than one year	$464,957	$438,458
Due within one to three years	2,239	—
Total	$467,196	$438,458

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Included in the total unfunded commitments at September 30, 2017, and December 31, 2016, is $76,617 and $93,440, respectively, related to cost basis limited partnership interests, all of which is due within one year from the dates indicated.
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

Readers should also consider other matters, including any risks and uncertainties, discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission. The following discussion addresses the Company’s results of operations for the three and nine months ended September 30, 2017, compared with the same period in 2016.  This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

Recent Events

On April 6, 2016, the U.S. Department of Labor (“DOL”) issued a new rule redefining and expanding who is a fiduciary by reason of providing investment advice to a retirement plan or holder of an individual retirement account.  The Company has analyzed the rule against current business practices, particularly in its Empower Retirement and Individual Markets businesses.  The rule requires changes to certain aspects of product and service delivery but management does not expect that it will prevent Great-West Financial from executing on their overall business strategy and growth objectives.  The Company is in compliance with the components of the rule that were effective June 9, 2017 and is preparing to be fully compliant by January 1, 2018 if required. The DOL has proposed an extension of the full compliance date to July 1, 2019.  The Company is monitoring the DOL’s decision whether to finalize an extension.

The Company continues to monitor the potential for significant policy changes following the release of the Tax Reform Framework by the Trump Administration, House Ways and Means Committee and Senate Finance Committee; including corporate tax reform which would have an impact on the Company's deferred tax assets and liabilities as well as the effective tax rate in subsequent periods.

Current Market Conditions

The S&P 500 index at September 30, 2017 was up by 4% compared to June 30, 2017 and up by 12.5% compared to January 1, 2017. The S&P 500 index at September 30, 2016 was up by 3% compared to June 30, 2016 and was up by 6% compared to January 1, 2016.  The average of the S&P 500 index was up by 14% and 16% during the three and nine months ended September 30, 2017, respectively, when compared to the same period in 2016.

	2017			2016
S&P 500 Index	Close	Average in Quarter	Average for Year to Date	Close	Average in Quarter	Average for Year to Date
September 30	2,519	2,465	2,396	2,168	2,161	2,063
June 30	2,423	2,396	2,360	2,099	2,074	2,013
March 31	2,363	2,324	2,324	2,060	1,952	1,952
January 1	2,239			2,044

Variable asset-based fees earned by the Company fluctuate with changes in participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses, which are primarily associated with changes in the U.S. equities market. Fee income increased for the three and nine months ended September 30, 2017, when compared to the same period in 2016. For the three and nine months ended September 30, 2017, the variance was primarily due to higher asset-based fees, driven by growth in these assets, due to positive net cash flows and higher average equity market levels.

The 10-year U.S. Treasury rate at September 30, 2017, was up by 2 basis points as compared to June 30, 2017 and was down by 12 basis points as compared to January 1, 2017. The rate at September 30, 2016 was up by 11 basis points as compared to June 30, 2016 and was down by 67 basis points as compared to January 1, 2016. The average of the 10-year U.S. Treasury rate during the three months ended September 30, 2017, was up by 68 basis points when compared to 2016 and the rate during the nine months ended September 30, 2017 was up by 58 basis points when compared to 2016.

	2017			2016
10-Year Treasury Rate	Close	Average in Quarter	Average for Year to Date	Close	Average in Quarter	Average for Year to Date
September 30	2.33%	2.24%	2.32%	1.60%	1.56%	1.74%
June 30	2.31%	2.26%	2.35%	1.49%	1.75%	1.89%
March 31	2.35%	2.45%	2.45%	1.78%	1.91%	1.91%
January 1	2.45%			2.27%

Unrealized gains on fixed maturity investments fluctuate with changes in the prevailing interest rates. When interest rates decrease, market values of fixed maturity investments generally increase. The Company has recorded in other comprehensive income favorable changes in unrealized gains (losses), net, on fixed maturity investments, of $37 million and $406 million for the three and nine months ended September 30, 2017, compared to favorable changes of $48 million and $846 million for the three and nine months ended September 30, 2016. This resulted in an increase in accumulated other comprehensive income (loss), net of policy holder related amounts, and deferred taxes.

The Company employs hedging strategies for the purpose of managing the interest rate, foreign currency exchange rate, and equity market risks impacting the Company’s business. For some derivative instruments, hedge accounting is not elected; therefore all gains or losses from these transactions are recorded in the condensed consolidated statement of income. As a result, fluctuations in interest rates, foreign currencies, or equity markets may cause the Company to experience volatility in net income. For the three and nine months ended September 30, 2017, the Company recorded realized gains on forward settling to be announced (“TBA”) securities of $7 million and $20 million, respectively, compared to gains of $19 million and $32 million, respectively in 2016. For the three and nine months ended September 30, 2017, the Company recorded losses in net investment income on cross-currency swaps of $16 million and $38 million, compared to gains of $2 million and $62 million, respectively, in 2016.

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

Three months ended September 30, 2017 compared with the three months ended September 30, 2016

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

	Three Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2017	2016	(decrease)	change
Net income (loss)
Individual Markets segment	$18	$20	$(2)	(10)%
Empower Retirement segment	31	21	10	48%
Other segment	(3)	(1)	(2)	200%
Total net income (loss)	46	40	6	15%
Adjustments to net income (loss)
Unrealized investment gains (losses), net	(19)	(9)	(10)	111%
Realized investment gains (losses), net	13	33	(20)	(61)%
Pro-rata tax (expense) benefit(1)	2	(8)	10	(125)%
Adjusted operating income (loss)	$50	$24	$26	108%

(1) Calculated utilizing estimated tax rate of 35%.

Unrealized investment gains (losses), net, had an unfavorable change of $10 million, or 111%, from a loss of $9 million in 2016 to a loss of $19 million in 2017. The change was due to a $19 million unfavorable change from derivatives, partially offset by an favorable change of $8 million from forward settling TBA securities.

Realized investment gains (losses), net, had an unfavorable change of $20 million, or 61%, from a gain of $33 million in 2016 to a gain of $13 million in 2017. The change was primarily due to a $12 million unfavorable change from forward settling TBA securities and a $9 million unfavorable change from bonds.

Pro-rata tax expense changed by $10 million, or 125%, from an expense of $8 million in 2016 to a benefit of $2 million in 2017, due to the unfavorable change in total unrealized and realized investment gains (losses), net.

Nine months ended September 30, 2017 compared with the nine months ended September 30, 2016

The following is a summary of the contributions of each segment to the net income and a reconciliation of net income to operating income:

	Nine Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2017	2016	(decrease)	change
Net income (loss)
Individual Markets segment	$57	$108	$(51)	(47)%
Empower Retirement segment	86	99	(13)	(13)%
Other segment	(12)	5	(17)	(340)%
Total net income (loss)	131	212	(81)	(38)%
Adjustments to net income (loss)
Unrealized investment gains (losses), net	(39)	73	(112)	(153)%
Realized investment gains (losses), net	24	107	(83)	(78)%
Pro-rata tax (expense) benefit (1)	6	(63)	69	110%
Adjusted operating income (loss)	$140	$95	$45	47%

(1) Calculated utilizing estimated tax rate of 35%.

Unrealized investment gains (losses), net, had an unfavorable change of $112 million, or 153%, from a gain of $73 million in 2016 to a loss of $39 million in 2017. The primary drivers of the change was a $103 million unfavorable change in unrealized gains on derivatives and an $10 million unfavorable change in unrealized gains on forward settling TBA securities.

Realized investment gains (losses), net, had an unfavorable change of $83 million, or 78%, to $24 million during the nine months ended September 30, 2017, when compared to the same period in 2016. The change was primarily driven by an unfavorable change of $78 million from losses on bonds and an $11 million unfavorable change in unrealized gains on forward settling TBA securities.

Pro-rata tax expense (benefit) had a change of $69 million, or 110%, from a $63 million expense to a $6 million benefit during the nine months ended September 30, 2017, when compared to the same period in 2016, resulting from the unfavorable change in total unrealized and realized investment gains (losses), net.

Company Results of Operations

Three months ended September 30, 2017 compared with the three months ended September 30, 2016

The following is a summary of certain financial data of the Company:

	Three Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2017	2016	(decrease)	change
Premium income	$146	$146	$—	—%
Fee income	264	246	18	7%
Other revenue	3	3	—	—%
Adjusted net investment income	320	301	19	6%
Total adjusted operating revenues	733	696	37	5%
Policyholder benefits	344	347	(3)	(1)%
Operating expenses	315	318	(3)	(1)%
Total benefits and expenses	659	665	(6)	(1)%
Adjusted operating income (loss) before income taxes	74	31	43	139%
Adjusted income tax expense (benefit)	24	7	17	243%
Adjusted operating income (loss)	$50	$24	$26	108%

The Company’s consolidated adjusted operating income had a favorable change of $26 million, or 108%, to $50 million for the three months ended September 30, 2017, when compared to the same period in 2016. The increase was primarily due to increased adjusted net investment income and higher fee income, partially offset by increased tax expense.

Fee income had a favorable change of $18 million, or 7%, to $264 million for the three months ended September 30, 2017, when compared to the same period in 2016. This increase was primarily related to an increase in asset-based variable fee income resulting from increased average asset levels driven by sales and higher average equity market levels.

Adjusted net investment income had a favorable change of $19 million, or 6%, to $320 million. The increase was primarily related to higher investment income earned on bonds, mortgages, and policy loans as a result of higher invested asset balances.

Adjusted income tax expense increased by $17 million, from an expense of $7 million in 2016 to $24 million in 2017 primarily due to increased adjusted operating income before income taxes.

Nine months ended September 30, 2017 compared with the nine months ended September 30, 2016

The following is a summary of certain financial data of the Company:

	Nine Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2017	2016	(decrease)	change
Premium income	$365	$378	$(13)	(3)%
Fee income	787	710	77	11%
Other revenue	9	10	(1)	(10)%
Adjusted net investment income	951	905	46	5%
Total adjusted operating revenues	2,112	2,003	109	5%
Policyholder benefits	953	947	6	1%
Operating expenses	948	945	3	—%
Total benefits and expenses	1,901	1,892	9	—%
Adjusted operating income (loss) before income taxes	211	111	100	90%
Adjusted income tax expense (benefit)	71	16	55	344%
Adjusted operating income (loss)	$140	$95	$45	47%

The Company’s consolidated adjusted operating income had a favorable change of $45 million or 47%, to $140 million for the nine months ended September 30, 2017, when compared to the same period in 2016. The change was primarily due to higher fee income and adjusted net investment income, partially offset by higher adjusted income tax expense.

Fee income had a favorable change of $77 million, or 11% to $787 million during the nine months ended September 30, 2017, when compared to the same period in 2016. This was primarily related to an increase in asset-based variable fee income resulting from increased average asset levels driven by sales and higher average equity market levels.

Adjusted net investment income had a favorable change of $46 million, or 5%, to $951 million. The increase was primarily related to higher investment income earned on bonds, mortgages, and policy loans as a result of higher invested asset balances.

Adjusted income tax expense had an unfavorable change of $55 million or 344%, to $71 million for the nine months ended September 30, 2017, when compared to the same period in 2016 primarily due to an increase in adjusted operating income before income taxes in addition to a management election to claim foreign tax credits in the prior year.

Individual Markets Segment Results of Operations

Three months ended September 30, 2017 compared with the three months ended September 30, 2016

The following is a summary of certain financial data of the Individual Markets segment:

	Three Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2017	2016	(decrease)	change
Premium income	$126	$127	$(1)	(1)%
Fee income	28	24	4	17%
Adjusted net investment income	197	191	6	3%
Total adjusted operating revenues	351	342	9	3%
Policyholder benefits	272	281	(9)	(3)%
Operating expenses	41	36	5	14%
Total benefits and expenses	313	317	(4)	(1)%
Adjusted operating income (loss) before income taxes	38	25	13	52%
Adjusted income tax expense (benefit)	12	8	4	50%
Adjusted operating income (loss)	$26	$17	$9	53%

Adjusted operating income for the Individual Markets segment had a favorable change of $9 million, or 53%, to $26 million during the three months ended September 30, 2017, when compared to the same period in 2016. The increase was primarily due to lower policyholder benefits expense, higher adjusted net investment income and fee income, partially offset by higher operating expenses and adjusted income tax expense.

Fee income increased by $4 million, or 17%, to $28 million for the three months ended September 30, 2017, when compared to the same period in 2016. This was primarily related to an increase in asset-based variable fee income resulting from increased average asset levels driven by sales.

Adjusted net investment income had a favorable change of $6 million, or 3%, to $197 million. The increase was primarily related to higher investment income earned on bonds, mortgages, and policy loans as a result of higher invested asset balances.

Policyholder benefits decreased by $9 million, or 3%, to $272 million for the three months ended September 30, 2017, when compared to the same period in 2016 primarily due to favorable mortality experience.

Operating expenses had a unfavorable change of $5 million, or 14%, to $41 million for the three months ended September 30, 2017, when compared to the same period in 2016. The primary driver of this decrease is higher DAC amortization.

Adjusted income tax expense increased by $4 million, from an expense of $8 million in 2016 to $12 million in 2017 primarily due to an increase in adjusted operating income before income taxes.

Nine months ended September 30, 2017 compared with the nine months ended September 30, 2016

The following is a summary of certain financial data of the Individual Markets segment:

	Nine Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2017	2016	(decrease)	change
Premium income	$302	$311	$(9)	(3)%
Fee income	83	72	11	15%
Adjusted net investment income	581	569	12	2%
Total revenues	966	952	14	1%
Policyholder benefits	741	750	(9)	(1)%
Operating expenses	127	127	—	—%
Total benefits and expenses	868	877	(9)	(1)%
Adjusted operating income (loss) before income taxes	98	75	23	31%
Adjusted income tax expense (benefit)	34	24	10	42%
Adjusted operating income (loss)	$64	$51	$13	25%

Adjusted operating income for the Individual Markets segment had a favorable change of $13 million, or 25%, to $64 million during the nine months ended September 30, 2017, when compared to the same period in 2016. The change was primarily due to a favorable change in adjusted net investment income and higher fee income, partially offset by higher adjusted income tax expense.

Fee income increased by $11 million, or 15%, to $83 million during the nine months ended September 30, 2017, when compared to the same period in 2016. This was primarily related to an increase in asset-based variable fee income resulting from increased average asset levels driven by sales.

Adjusted net investment income had a favorable change of $12 million, or 2%, to $581 million for the nine months ended September 30, 2017, when compared to the same period in 2016. This was due to higher investment income earned on bonds, mortgages, and policy loans as a result of higher invested asset balances.

Adjusted income tax expense increased by $10 million, from an expense of $24 million in 2016 to $34 million in 2017 primarily due to an increase in adjusted operating income before income taxes.

Empower Retirement Segment Results of Operations

Three months ended September 30, 2017 compared with the three months ended September 30, 2016

The following is a summary of certain financial data of the Empower Retirement segment:

	Three Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2017	2016	(decrease)	change
Premium income	$1	$—	$1	100%
Fee income	235	$221	14	6%
Other revenue	3	3	—	—%
Adjusted net investment income	111	99	12	12%
Total adjusted operating revenues	350	323	27	8%
Policyholder benefits	54	52	2	4%
Operating expenses	256	263	(7)	(3)%
Total benefits and expenses	310	315	(5)	(2)%
Adjusted operating income (loss) before income taxes	40	8	32	400%
Adjusted income tax expense (benefit)	13	(1)	14	(1,400)%
Adjusted operating income (loss)	$27	$9	$18	200%

Adjusted operating income for the Empower Retirement segment increased by $18 million, or 200%, to $27 million for the three months ended September 30, 2017, when compared to the same period in 2016. The change was primarily due to higher fee income, higher adjusted net investment income, partially offset by higher adjusted income tax expense.

Fee income increased by $14 million, or 6%, to $235 million for the three months ended September 30, 2017, when compared to the same period in 2016. This increase was primarily related to an increase in asset-based variable fee income resulting from increased average asset levels driven by sales and higher average equity market levels.

Adjusted net investment income had a favorable change of $12 million, or 12%, to $111 million for the three months ended September 30, 2017, when compared to the same period in 2016. The primary driver of the change was higher investment income on bonds, mortgages and policy loans as a result of higher invested asset balances.

Adjusted income tax expense had an unfavorable change of $14 million, or 1,400%, to $13 million for the three months ended September 30, 2017, when compared to the same period in 2016. The increased tax expense is primarily due to higher adjusted operating income before income taxes.

Nine months ended September 30, 2017 compared with the nine months ended September 30, 2016

The following is a summary of certain financial data of the Empower Retirement segment:

	Nine Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2017	2016	(decrease)	change
Premium income	$2	$1	$1	100%
Fee income	699	634	65	10%
Other revenue	9	10	(1)	(10)%
Adjusted net investment income	335	299	36	12%
Total adjusted operating revenues	1,045	944	101	11%
Policyholder benefits	152	154	(2)	(1)%
Operating expenses	761	762	(1)	—%
Total benefits and expenses	913	916	(3)	—%
Adjusted operating income (loss) before income taxes	132	28	104	371%
Adjusted income tax expense (benefit)	44	(11)	55	(500)%
Adjusted operating income (loss)	$88	$39	$49	126%

Adjusted operating income for the Empower Retirement segment had an favorable change of $49 million, or 126%, to $88 million for the nine months ended September 30, 2017, when compared to the same period in 2016. The change was primarily due to higher fee income and adjusted net investment income, partially offset by higher adjusted income tax expense.

Fee income increased by $65 million, or 10%, to $699 million for the nine months ended September 30, 2017, when compared to the same period in 2016. This was primarily related to an increase in asset-based variable fee income resulting from increased average asset levels driven by sales and higher average equity market levels.

Adjusted net investment income had a favorable change of $36 million, or 12%, to $335 million for the nine months ended September 30, 2017, when compared to the same period in 2016. The primary driver of the change was higher investment income on bonds, mortgages, and policy loans as a result of higher invested asset balances.

Adjusted income tax expense had an increase of $55 million, or 500%, to $44 million during the nine months ended September 30, 2017, when compared to the same period in 2016. The change was primarily as a result of to higher adjusted operating income before income taxes in addition to a management election to claim foreign tax credits in prior year.

Other Segment Results of Operations

Three months ended September 30, 2017 compared with the three months ended September 30, 2016

The following is a summary of certain financial data of the Company’s Other segment:

	Three Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2017	2016	(decrease)	change
Premium income	$19	$19	$—	—%
Fee income	1	1	—	—%
Adjusted net investment income	12	11	1	9%
Total adjusted operating revenues	32	31	1	3%
Policyholder benefits	18	14	4	29%
Operating expenses	18	19	(1)	(5)%
Total benefits and expenses	36	33	3	9%
Adjusted operating income (loss) before income taxes	(4)	(2)	(2)	100%
Adjusted income tax expense (benefit)	(1)	—	(1)	100%
Adjusted operating income (loss)	$(3)	$(2)	$(1)	50%

Adjusted operating income for the Company’s Other segment decreased by $1 million, or 50%, to a loss of $3 million for the three months ended September 30, 2017 compared to a loss of $2 million in 2016. The decrease in adjusted operating income was primarily due to an increase in policyholder benefits expense, partially offset by lower adjusted income tax expense.

Policyholder benefits expense increased by $4 million, or 29%, to $18 million for the three months ended September 30, 2017 primarily due to lower surrenders than expected on a closed block of business.

Adjusted income tax benefit increased by $1 million, or 100%, to $1 million for the three months ended September 30, 2017 primarily due to a higher adjusted operating loss before income taxes when compared to the same period in prior year.

Nine months ended September 30, 2017 compared with the nine months ended September 30, 2016

The following is a summary of certain financial data of the Company’s Other segment:

	Nine Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2017	2016	(decrease)	change
Premium income	$61	$66	$(5)	(8)%
Fee income	5	4	1	25%
Adjusted net investment income	35	37	(2)	(5)%
Total adjusted operating revenues	101	107	(6)	(6)%
Policyholder benefits	60	43	17	40%
Operating expenses	60	56	4	7%
Total benefits and expenses	120	99	21	21%
Adjusted operating income (loss) before income taxes	(19)	8	(27)	(338)%
Adjusted income tax expense (benefit)	(7)	3	(10)	(333)%
Adjusted operating income (loss)	$(12)	$5	$(17)	(340)%

Adjusted operating income for the Company’s Other segment had an unfavorable change of $17 million or 340%, to a loss of $12 million for the nine months ended September 30, 2017, when compared to income of $5 million in 2016. The change in adjusted operating income is primarily due to lower premium income, higher policyholder benefits expense and higher operating expenses, partially offset by lower adjusted income tax expense.

Premium income decreased by $5 million, or 8%, to $61 million for the nine months ended September 30, 2017 primarily due to a closed block of business.

Policyholder benefits increased by $17 million, or 40%, to $60 million for the nine months ended September 30, 2017 primarily due to lower surrenders than expected on a closed block of business.

Operating expenses increased by $4 million, or 7%, to $60 million for the nine months ended September 30, 2017 primarily due to restructuring costs.

Adjusted income tax expense (benefit) had a favorable change of $10 million or 333%, to a benefit of $7 million for the nine months ended September 30, 2017 primarily due to an adjusted operating loss before income taxes as compared to an adjusted operating income before income taxes in the prior period.

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

The following table presents the percentage distribution of the carrying values of the Company’s general account investment portfolio:

(In millions)	September 30, 2017		December 31, 2016
Fixed maturities, available-for-sale	$23,013	72.0%	$22,154	72.4%
Fixed maturities, held-for-trading	60	0.2%	515	1.7%
Mortgage loans on real estate	3,943	12.3%	3,559	11.6%
Policy loans	4,074	12.7%	4,020	13.1%
Short-term investments	823	2.6%	303	1.0%
Limited partnership and other corporation interests	45	0.1%	35	0.1%
Other investments	20	0.1%	15	0.1%
Total investments	$31,978	100.0%	$30,601	100.0%

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

The percentage distribution of the estimated fair value of the Company’s fixed maturity portfolio by the Company’s internal credit rating is summarized as follows:

Credit Rating	September 30, 2017	December 31, 2016
AAA	22.1%	27.3%
AA	14.3%	13.9%
A	34.3%	30.8%
BBB	28.3%	26.8%
BB and below (Non-investment grade)	1.0%	1.2%
Total	100.0%	100.0%

The September 30, 2017, AAA rating percentage decreased as compared to December 31, 2016, as the Company sold AAA-rated government agency MBS pools to enter into forward settling TBA contracts which are treated as derivatives.

The percentage distribution of the estimated fair value of the corporate sector fixed maturity portfolio, calculated as a percentage of fixed maturities, is summarized as follows:

Sector	September 30, 2017	December 31, 2016
Utility	18.2%	18.1%
Finance	13.5%	10.8%
Consumer	11.1%	9.7%
Natural resources	6.3%	6.3%
Transportation	4.2%	3.6%
Other	14.0%	13.3%

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash and cash equivalents that totaled $391 million and $322 million as of September 30, 2017, and December 31, 2016, respectively.  The September 30, 2017, and December 31, 2016, short-term investments included above exclude any amounts held to settle TBA forward contracts.  In addition, 99% of the fixed maturity portfolio carried an investment grade rating at September 30, 2017, and December 31, 2016, which provides significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity.  Additionally, the Company anticipates that cash on hand and expected net cash generated by operating activities will exceed the forecasted needs of the business over the next 12 months.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $100 million and $99 million of commercial paper outstanding as of September 30, 2017, and December 31, 2016, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available. The Company’s issuance of commercial paper is not used to fund daily operations and does not have a significant impact on the Company’s liquidity.

The Company also has available a revolving credit facility agreement with U.S. Bank, which expires on March 1, 2018, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility as of or during the nine months ended September 30, 2017.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

Off-Balance Sheet Arrangements

The Company makes commitments to fund partnership interests, mortgage loans on real estate, and other investments in the normal course of its business.  The amounts of these unfunded commitments at September 30, 2017, and December 31, 2016, were $467 million and $438 million, respectively.  The precise timing of the fulfillment of the commitment cannot be predicted; however, $465 million of the September 30, 2017 balance, and all $438 million of the December 31, 2016 balance are due within one year of the dates indicated. The remaining $2 million of the September 30, 2017 balance is due within one to three years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company participates in a short-term reverse repurchase program for the purpose of enhancing the total return on its investment portfolio.  This type of transaction involves the purchase of securities with a simultaneous agreement to sell similar securities at a future date at an agreed-upon price.  In exchange, the financial institutions put non-cash collateral on deposit with a third-party custodian on behalf of the Company.  The amount of securities purchased in connection with these transactions was $21 million and zero at September 30, 2017, and December 31, 2016, respectively.  Non-cash collateral on deposit with the third-party custodian on the Company’s behalf was $21 million and zero at September 30, 2017, and December 31, 2016, respectively, which cannot be sold or re-pledged and which has not been recorded on the condensed consolidated balance sheets. Collateral related to the reverse repurchase agreements generally consists of U.S. government or U.S. government agency securities.

The Company participates in a securities lending program in which the Company lends securities that are held as part of its general account investment portfolio to third parties for the purpose of enhancing the total return on its investment portfolio.  The Company generally requires initial collateral in an amount greater than or equal to 102% of the fair value of domestic securities loaned and 105% of foreign securities loaned.  The Company received securities with a fair value of $32 million as collateral at September 30, 2017, which have not been recorded on the condensed consolidated balance sheets as the Company does not have effective control. There were no securities on loan and therefore no securities were received as collateral at December 31, 2016.

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

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer and its Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”).  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the President and Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

As disclosed in Item 9A, “Controls and Procedures,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, management concluded that the Company maintained effective internal control over financial reporting. There has been no significant change in the control environment for the three and nine months ended September 30, 2017. Management is committed to continuing to improve its internal control processes and will continue to review its financial reporting controls and procedures.

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

Great-West Life & Annuity Insurance Company

By:	/s/	Kara Roe	Date:	November 9, 2017
Kara Roe
Vice President, Controller, and Principal Accounting Officer