Form 10-K
period 2017-12-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2018-02-28
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒  No ☐

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

As of June 30, 2017, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was $0.

As of February 1, 2018, 7,320,176 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

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

No customer accounted for 10% or more of the Company’s consolidated revenues during the years 2017, 2016, or 2015.  In addition, no segment of the Company’s business is dependent upon a single customer or a few customers, the loss of which would have a significant effect on it or its business segments’ operations.  The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the Company or its business segments.

Effective January 1, 2015, the retirement services businesses of the Company, the acquired J.P. Morgan Retirement Plan Services (“RPS”) and Putnam merged under the Empower Retirement brand, creating the second largest recordkeeping provider in the U.S. The number of participant accounts has grown from 8.0 million at December 31, 2016, to over 8.3 million at December 31, 2017.

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

Variable annuity products - The Company’s variable annuity products provide the opportunity for clients to invest on a tax deferred basis with the ability to annuitize assets. Variable annuities can be made available with guaranteed minimum death benefit (“GMDB”) which guarantees the client’s beneficiaries will receive at least a return of premium (less the impact of withdrawals) upon death as well as a guaranteed lifetime withdrawal benefit (“GLWB”) which guarantees that the client is able to take contractually specified withdrawals from their assets that will continue for life regardless of market performance or longevity. The Company earns fees from the separate account for mortality and expense risks pertaining to the variable annuity contract and/or for providing administrative services. For variable annuity assets invested in mutual funds, the Company is reimbursed by the mutual funds for marketing, sales, and service costs under various revenue sharing agreements. There are additional fees charged for election of guaranteed minimum benefits. The guaranteed minimum benefits may be available in variable annuity products or as a stand-alone contract.

Retention is an important factor in profitability and is encouraged through product features. For example, the Company’s life insurance and annuity contracts may impose a surrender charge on policyholder balances withdrawn within the first 10 years of the contract’s inception.  The period of time and level of the surrender charge vary by product.

One of the principal markets for the Individual Markets segment is the executive benefits market.  The primary executive benefits products are single premium universal life insurance, registered variable universal life insurance, private placement variable universal life insurance (“PPVUL”), and PPVUL with a stable value guarantee feature.  These executive benefits life insurance policies indirectly fund employee post-retirement benefits and non-qualified benefit plans for executives.

Community and regional / national banks are the primary purchasers of single premium universal life insurance utilizing the general account and hybrid products.  Regional / national banks sometimes buy PPVUL with a stable value guarantee.  Corporations indirectly funding executive benefits purchase the registered variable universal life insurance and PPVUL product. The PPVUL products offer a wide array of equity and bond fund investment options.

Another principal market for the Individual Markets segment is the financial institutions market, which is a partnership between the Company and retail financial institutions to distribute individual life and annuity products. Through its institutional partners, the Company has in excess of 109,000 advisors who sell its products.  During 2017 and 2016, the Company focused on the needs of the retiree marketplace by providing wealth transfer solutions to its bank partner’s customers via a single premium universal life product and meeting the retirement income needs via its variable annuity products including guaranteed benefits. Additionally, the Company continues its efforts to partner with large financial institutions to provide individual term life insurance.

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

IRAs — The Company offers an IRA product as a distribution option for employees terminated from employer-sponsored defined contribution plans.  The Company earns asset-based fees and per account fees for providing administrative and recordkeeping services for IRA accounts. For those IRAs invested in mutual funds, the Company can be reimbursed by the mutual funds for marketing, sales, and service costs under various revenue sharing agreements.

Mutual funds and collective trusts - The Company earns administration fees under various revenue sharing agreements from mutual funds and collective trusts for marketing, sales, and service costs incurred while providing services to individuals and institutional clients on behalf of the funds. On proprietary collective trusts, the Company, through its wholly-owned subsidiary Great-West Trust Company, LLC (“Great-West Trust Company”), earns an asset-based management fee.

Guaranteed interest rate investment products - On its guaranteed interest rate investment products, the Company earns investment margins on the difference between the income earned on investments in its general account and the interest credited to the participant’s account balance.  The Company’s general account assets support the guaranteed investment products.  The Company also manages fixed interest rate products known as stable value funds that may be structured as separate accounts, pooled collective trusts, and custom collective trusts for which it is paid a management fee that is earned by the Company either directly or through its wholly-owned subsidiaries Great-West Capital Management, LLC (“Great-West Capital Management”) or Great-West Trust Company.

Variable annuity products - The Company’s variable annuity products provide the opportunity for clients to invest on a tax deferred basis with the ability to annuitize assets. Variable annuities can be made available with GLWB which guarantees that the client is able to take contractually specified withdrawals from their assets that will continue for life regardless of market performance or longevity. The Company earns fees from the separate account for mortality and expense risks pertaining to the variable annuity contract and/or for providing administrative services. For variable annuity assets invested in mutual funds, the Company is reimbursed by the mutual funds for marketing, sales, and service costs under various revenue sharing agreements. There are additional fees charged for election of guaranteed minimum benefits. The GLWB products may be available in variable annuity products or as a stand-alone contract.

Administrative and recordkeeping services - The Company receives asset-based and/or participant-based fees for providing third-party administrative and recordkeeping services to financial institutions and employer-sponsored retirement plans.

The Company’s marketing focus is directed toward providing investment management, advisory services, and recordkeeping services under Internal Revenue Code Sections 401(a), 401(k), 403(b), 408, and 457 to private corporations, state and local governments, hospitals, non-profit organizations, and public school districts.  Through the Company’s wholly-owned, registered subsidiaries, Great-West Capital Management, and Advised Assets Group, LLC (“Advised Assets Group”), the Company provides investment management and advisory services.  Through the Company’s wholly-owned subsidiary FASCore, LLC, the Company targets and partners with other large financial institutions to provide third-party recordkeeping and administration services.

Future Policy Benefit Liabilities and Life Insurance In-Force

The amount of fixed annuity products in-force is measured by future policy benefits.  The following table shows group and individual annuity policy benefits supported by the Company’s general account as well as the annuity balances in Empower Retirement and Individual Markets separate accounts for the years indicated:

	(In millions)
Year Ended December 31,	General Account Annuity Benefits Liabilities	Empower Retirement Annuity Separate Accounts	Individual Markets Annuity Separate Accounts
2017	$13,754	$19,166	$2,725
2016	13,415	19,516	2,027
2015	12,309	19,600	1,744
2014	11,859	20,471	1,660
2013	11,648	20,310	1,502

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

The following table summarizes Individual Markets life insurance future policy benefits liabilities, Individual Markets life insurance separate account balances, and Individual Markets life insurance in-force prior to reinsurance ceded for the years indicated:

	(In millions)
Year Ended December 31,	Individual Markets Life Insurance Future Policy Benefits Liabilities	Individual Markets Life Insurance Separate Accounts	Individual Markets Life Insurance In-force
2017	$15,924	$5,770	$102,354
2016	15,070	5,494	101,185
2015	14,382	5,287	100,398
2014	13,649	5,588	99,768
2013	12,520	4,819	98,489

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

The following table shows future policy benefits liabilities and life insurance in-force in the Other segment for the years indicated:

	December 31,
(In millions)	2017	2016	2015	2014	2013
Future policy benefits liabilities	$370	$387	$419	$410	$391
Life insurance in-force	49,133	51,408	53,604	56,249	59,902

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

Individual Markets Outlook

Through its Individual Markets line of business, the Company focuses on providing value and innovative products to the partners, brokers and the clients they serve. The Company was the second largest distributor of life insurance through banks in 2015, 2016 and 2017. The Company’s strategy focuses on protecting customers’ wealth and income in retirement with a comprehensive suite of asset growth, income protection and wealth transfer products.

To distribute retail retirement income products, the Company has established strategic partnerships with banks and independent broker dealers. The diversified product offering coupled with new product launches planned in early 2018 are expected to increase sales in 2018. The Company expects the innovative distribution and product strategies for longevity will increase Great-West Financial’s share in the retirement income marketplace.

In the executive benefits market, the Company provides unique solutions to address the complex needs of organizations for funding employee benefits and retaining key executives. The Company partners with a network of specialized benefit consultants and brokers to create customized solutions based on clients’ needs. The longstanding broker relationships and new partnerships continued to generate strong regional and community bank sales in 2017.

Empower Retirement Outlook

As the second largest recordkeeping provider in the U.S., Empower Retirement is positioned for significant growth opportunities with expertise and diversification across all plan types, company sizes and market segments. The Company continually examines opportunities to structure products and develop strategies to stimulate growth in assets under management.

In 2018, Empower Retirement’s strategies to drive sales growth will continue to include active marketing of the brand, investing in product differentiation and offering a best-in-class service model. In 2017, service enhancements were made to this model including standardizing and improving client-facing tools, optimizing advisor relationship management and client alignment as well as adopting best practices for participant communications. In 2018, investments will continue to be made to improve the customer web experiences, including adding innovative capabilities and ease of service products. These efforts are expected to increase customer retention and ultimately increase participant retirement savings.

In 2018, the Company will continue to pursue operational efficiencies. With the completion of the recordkeeping business conversion to single back office platform, Empower Retirement will continue to focus on its unique, interactive web-based experience which was launched to help participants understand their retirement income needs. Great West Global Business Services India Private Limited (“Great West Global”), an indirect wholly-owned subsidiary of Lifeco U. S. in India, which launched in 2015 with over 800 professionals, will continue to expand with a focus on enhanced service levels.

1.3       Investment Operations

The Company’s investment division manages and administers the investments of its general and separate accounts in support of the cash and liquidity requirements of its insurance and investment products.

The Company’s principal general account investments are in fixed maturities and mortgage loans on real estate, all of which are exposed to three primary sources of investment risk: credit, interest rate, and market valuation.  Total investments at December 31, 2017, of $60 billion were comprised of general account investment assets of $32 billion and separate account assets of $28 billion.  Total investments at December 31, 2016, of $58 billion were comprised of general account investment assets of $31 billion and separate account assets of $27 billion.

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

The Company reduces credit risk for the portfolio as a whole by investing primarily in investment grade fixed maturities.  At December 31, 2017, and 2016, 99% of the Company’s fixed maturity portfolio carried an investment grade rating.

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

•Statutory Insurance Examinations - As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states.  During the three-year period ended December 31, 2017, these examinations produced no significant adverse findings regarding the operations or accounts of the Company and its insurance subsidiaries.

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

The Dodd-Frank Act provides the Financial Stability Oversight Council (“FSOC”) with the power to designate “systemically important” institutions, which will be subject to special regulatory supervision and other provisions intended to prevent, or mitigate the impact of, future disruptions in the U.S. financial system. Based on its most current financial data, the Company is below the quantitative thresholds used by the FSOC to determine which nonbank companies merit consideration. However, the FSOC has indicated it will review on a quarterly basis whether nonbank financial institutions meet the metrics for further review. If the Company were to be designated as a systemically important institution, it could be subject to heightened regulation under the Federal Reserve, which could impact requirements regarding its capital, liquidity, and leverage, as well as its business and investment conduct. In addition, the Company could be subject to assessments to pay for the orderly liquidation of other systemically important financial institutions that have become insolvent.

•Broker-Dealer and Securities Regulation - One of the Company’s subsidiaries, GWFS Equities, is a non-clearing broker-dealer and subject to certain regulatory provisions by the SEC and the Financial Industry Regulatory Authority (“FINRA”).  This subsidiary acts as the underwriter and distributor for variable annuity contracts and variable life insurance policies issued by the Company and for Great-West Funds, Inc., an open-end management investment company, which is a related party of GWL&A. GWFS Equities also acts as an introducing brokerage firm in the offer and sale of debt and equity securities. GWFS Equities is subject to the requirements of the Securities Exchange Act of 1934 relating to broker-dealers, including, among other things, minimum net capital requirements under the SEC Uniform Net Capital Rules (Rule 15c3-1) and segregation of client funds under the SEC Customer Protection Rule (Rule 15c3-3). GWFS Equities’ net capital was in excess of the minimum requirements.

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

1.6 Employees

The Company had approximately 5,800 employees at December 31, 2017, and 2016, respectively.

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

Congress, as well as state and local governments, also considers from time to time legislation that could change the Company’s tax costs and increase or decrease its ability to use existing tax credits.  If such legislation is adopted, the results of operations could be impacted. Changes to the Company’s tax costs would include changes to tax rates, which could affect the consolidated financial statements in several ways. For example, a decrease in the federal income tax rate could affect the consolidated financial statements as follows:

•	A lower effective tax rate, which would have a favorable impact on net income over the period that the lower rate remains in effect.

•	A reduction in certain deferred tax liabilities, which would have an immediate favorable impact on net income in the period during which the lower rate came into effect.

•	A reduction in certain deferred tax assets, which would have an immediate unfavorable impact on net income in the period during which the lower tax rate came into effect.

•	A reduction in tax rates could affect the timing of recognizing tax benefits.

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

The Company mitigates market risks through the use of derivative transactions with approved counterparties. Should some or all of these counterparties be unwilling or unable to continue to offer derivatives to the Company, the cost of purchasing these financial instruments may increase and/or the Company may not be able to continue to transfer certain risks, thereby increasing its exposure to a financial loss.

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

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

The Company’s corporate office facility is comprised of an 886,000 square foot complex located in Greenwood Village, Colorado.  The Company owns its corporate office facilities which are occupied by all of the Company’s segments.   At December 31, 2017, the Company leased approximately 188,000 square feet of the complex to CIGNA for a lease period expiring on March 31, 2019.  The Company also leases approximately 609,000 square feet of sales and administrative offices throughout the United States and Bangalore, India. Management believes that the Company’s properties are suitable and adequate for its current and anticipated business operations.

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

5.2                 Dividends

In the three most recent fiscal years, the Company has paid dividends on its common shares.  Dividends paid on the Company’s common stock were $145 million, $126 million, and $140 million during the years ended December 31, 2017, 2016, and 2015, respectively.

On February 1, 2018, the Company’s Board of Directors declared a dividend of $24 million, payable on March 30, 2018, to its sole shareholder, GWL&A Financial.

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

The selected consolidated financial information for the years ended December 31, 2017, 2016, and 2015, and at December 31, 2017, and December 31, 2016, has been derived in part from the Company’s audited consolidated financial statements included in Item 8.  The selected consolidated income statement data for the years ended December 31, 2014, and 2013, and the selected consolidated balance sheet data at December 31, 2015, 2014, and 2013, have been derived in part from the Company’s consolidated financial statements not included elsewhere herein.

	As of and for the Year Ended December 31,
(In millions)	2017	2016	2015	2014	2013
Total revenues	$2,776	$2,804	$2,742	$2,559	$2,167
Total benefits and expenses	2,490	2,487	2,453	2,086	1,979
Income from continuing operations	286	317	289	473	188
Provision (benefit) for income taxes	(83)	86	99	156	59
Net income	369	231	190	317	129

Dividends declared	$145	$126	$140	$316	$102

Investment assets	$32,137	$30,601	$28,811	$28,323	$26,516
Separate account assets	27,661	27,038	26,631	27,719	26,631
Total assets	62,461	60,309	57,900	58,348	55,324
Total policy benefit liabilities	30,775	29,596	27,838	26,722	25,374
Due to parent and affiliates	554	538	540	547	542
Separate account liabilities	27,661	27,038	26,631	27,719	26,631
Total liabilities	60,012	58,296	56,018	56,211	53,448
Total stockholder’s equity	2,450	2,012	1,882	2,137	1,876

Item  7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 2017, 2016, and 2015, follows.  This management discussion and analysis should be read in conjunction with the financial data contained in Item 6, “Selected Financial Data,” and in Item 8, “Financial Statements and Supplementary Data.”

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

Recent Events

The Tax Reconciliation Act, took effect on January 1, 2018 and included, among other things, the lowering of the U.S. corporate federal tax rate from 35% to 21%. As a result of this U.S. tax reform, the Company revalued certain deferred tax balances. The impact of these items was a net benefit of $176 million included in the Other segment.

On April 6, 2016, the U.S. Department of Labor (“DOL”) issued a new rule redefining and expanding who is a fiduciary by reason of providing investment advice to a retirement plan or holder of an individual retirement account. The Company has analyzed the rule against current business practices, particularly in its Empower Retirement and Individual Markets businesses. The rule requires changes to certain aspects of product and service delivery but management does not expect that it will prevent the Company from executing on their overall business strategy and growth objectives. The Company is in compliance with the components of the rule that were effective June 9, 2017. The DOL has issued an 18-month delay for full compliance with the rule to July 1, 2019. There is potential for substantial revisions prior to the full compliance date. The Company continues to monitor any developments or proposed revisions.

Acquisition of Putnam Retirement Business

On January 1, 2015, the Company acquired the retirement business of Putnam, an affiliate of the Company. The 2015 results of operations reflect the new business structure which includes the Putnam retirement business. This business is integrated within the Empower Retirement segment.

Empower Retirement

In 2017, Empower Retirement completed its program activities related to integrating the J.P. Morgan Retirement Plan Services (“RPS”) business, improving the client-facing experience as well as streamlining back-office processing. Included in net earnings in the first quarter of 2017 were restructuring costs of $8 million, primarily resulting from Great-West Financial executing a restructuring action to right-size the cost structure and better position the business competitively following the finalization of the Empower Retirement integration activities. The Company expects that these enhancements will increase market share by driving future sales and improving the retention of participants and assets. Empower Retirement participant accounts have grown to approximately 8.3 million at December 31, 2017 from 8.0 million at December 31, 2016.

Market Conditions

The S&P 500 index ended 2017 up by 19% as compared to 2016, and 2016 was up by 10% when compared to 2015. The average of the S&P 500 index during the year ended December 31, 2017, was up by 17% when compared to the average for the year ended December 31, 2016, and the average was up by 2% for the year ended December 31, 2016, when compared to the average for the year ended December 31, 2015.

	Year Ended December 31,
S&P 500 Index	2017	2016	2015	2014	2013
Index Close	2,674	2,239	2,044	2,059	1,848
Index Average	2,448	2,094	2,061	1,931	1,644
Variable asset-based fees earned by the Company fluctuate with changes in participant account balances. Participant account balances change due to cash flow and market gains and losses, which are primarily associated with changes in the United States equities market. Fee income increased by $103 million, or 11%, to $1,060 million for the year ended December 31, 2017, when compared to 2016.  The increase was primarily related to asset-based variable fee income resulting from increased average asset levels driven by sales and higher average equity market levels.

The 10-year U.S. Treasury rate ended 2017 down by 5 basis points as compared to 2016, while 2016 was up by 18 basis points when compared to 2015. The average of the 10-year U.S. Treasury rate during the year ended December 31, 2017 ended up by 50 basis points when compared to the average for the year ended December 31, 2016, and the average was down by 31 basis points for the year ended December 31, 2016, when compared to the average for the year ended December 31, 2015.

	Year Ended December 31,
10-Year Treasury Rate	2017	2016	2015	2014	2013
Close	2.40%	2.45%	2.27%	2.17%	3.04%
Average	2.33%	1.83%	2.14%	2.54%	2.35%

Unrealized gains on fixed maturity investments fluctuate with changes in the prevailing interest rates.  When interest rates decrease, market values of fixed maturity investments generally increase.  The Company has recorded in other comprehensive income an increase in gross unrealized gains of $103 million and a decrease in gross unrealized losses of $245 million during the year ended December 31, 2017.  This resulted in an increase to accumulated other comprehensive income (loss), net of policyholder related amounts, and deferred taxes.

The Company employs hedging strategies for the purpose of managing the interest rate, foreign currency exchange rate, and equity market risks impacting the Company’s business.  For some derivative instruments, hedge accounting is not elected; therefore all gains or losses from these transactions are recorded in the consolidated statement of income.  As a result, fluctuations in interest rates, foreign currencies, or equity markets may cause the Company to experience volatility in net income.  For the year ended December 31, 2017, the Company recorded realized gains on forward settling to be announced (“TBA”) securities of $15 million, compared to gains of $5 million in 2016. For the year ended December 31, 2017, the Company recorded losses in net investment income on cross-currency swaps of $56 million, compared to gains of $86 million in 2016.

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

7.3  Company Results of Operations

Reconciliation of Net Income to Adjusted Operating Income

The Company uses the same accounting policies and procedures to measure adjusted operating income as it uses to measure consolidated net income. The Company employs hedging strategies for the purpose of managing the interest rate, foreign currency exchange rate, and equity market risks impacting the Company’s business.  For some derivative instruments, hedge accounting is not elected; therefore all gains or losses from these transactions are recorded in the consolidated statement of income.  As a result, fluctuations in interest rates, foreign currencies, or equity markets may cause the Company to experience volatility in net income. As such, the Company has defined adjusted operating income as net income, excluding realized and unrealized gains and losses on investments and derivatives and their related tax effect. The Company has defined adjusted net investment income as net investment income, excluding unrealized gains and losses on investments and derivatives and their related tax effect. Adjusted operating income should not be viewed as a substitute for net income prepared in accordance with U.S. GAAP. In addition, the Company’s adjusted operating income measures may not be comparable to similarly titled measures reported by other companies.

Year ended December 31, 2017, compared with the year ended December 31, 2016

The following is a summary of the contributions of each segment to the net income and a reconciliation of net income to adjusted operating income:

	Year Ended December 31,		Increase	Percentage
Income statement data (In millions)	2017	2016	(decrease)	change
Net income
Individual Markets segment	$77	$115	$(38)	(33)%
Empower Retirement segment	134	112	22	20%
Other segment	158	4	154	3,850%
Total net income	369	231	138	60%
Adjustments to net income
Unrealized investment (losses) gains, net	(56)	62	(118)	(190)%
Realized investment gains (losses), net	46	93	(47)	(51)%
Pro-rata tax benefit (expense) (1)	3	(54)	57	106%
Adjusted operating income	$376	$130	$246	189%
(1) Calculated utilizing estimated tax rate of 35%.

Unrealized investment (losses) gains, net, had an unfavorable change of $118 million, or 190%, from a gain of $62 million in 2016 to a loss of $56 million in 2017. The primary driver of the change were a $127 million unfavorable change from unrealized gains in 2016 to unrealized losses in 2017 on derivatives, partially offset by a $14 million favorable change in unrealized gains on bonds from an unrealized loss in 2016.

Realized investment gains (losses), net, had an unfavorable change of $47 million, or 51%, to $46 million for the year ended December 31, 2017. The change was primarily driven by an unfavorable change in realized gains on bonds of $74 million, partially offset by $11 million favorable change in unrealized gains on forward settling TBA securities and a gain of $10 million on the sale of an equity investment.

Pro-rata tax benefit (expense) had a favorable change of $57 million, or 106%, from a $54 million expense to a $3 million benefit for the year ended December 31, 2017, resulting from the income tax benefit associated with the unfavorable change in total unrealized and realized investment gains (losses), net.

Year ended December 31, 2016, compared with the year ended December 31, 2015

The following is a summary of the contributions of each segment to the net income and a reconciliation of net income to adjusted operating income:

	Year Ended December 31,		Increase	Percentage
Income statement data (In millions)	2016	2015	(decrease)	change
Net income
Individual Markets segment	$115	$123	$(8)	(7)%
Empower Retirement segment	112	83	29	35%
Other segment	4	(16)	20	125%
Total net income	231	190	41	22%
Adjustments to net income
Unrealized investment gains (losses), net	62	62	—	—%
Realized investment gains (losses), net	93	84	9	11%
Pro-rata tax (expense) benefit (1)	(54)	(51)	(3)	(6)%
Adjusted operating income	$130	$95	$35	37%
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

Company Results of Operations

Year ended December 31, 2017, compared with the year ended December 31, 2016

The following is a summary of certain financial data of the Company:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2017	2016	(decrease)	change
Premium income	$440	$465	$(25)	(5)%
Fee income	1,060	957	103	11%
Other revenue	10	12	(2)	(17)%
Adjusted net investment income	1,276	1,215	61	5%
Total adjusted operating revenues	2,786	2,649	137	5%
Policyholder benefits	1,241	1,241	—	—%
Operating expenses	1,249	1,246	3	—%
Total benefits and expenses	2,490	2,487	3	—%
Adjusted operating income before income taxes	296	162	134	83%
Adjusted income tax (benefit) expense	(80)	32	(112)	(350)%
Adjusted operating income	$376	$130	$246	189%

The Company’s consolidated adjusted operating income increased by $246 million, or 189%, to $376 million.  The increase was primarily due to higher adjusted income tax benefit, higher fee income, and higher adjusted net investment income, partially offset by lower premium income.

Premium income decreased by $25 million, or 5%, to $440 million, in 2017. The decrease was primarily related to lower net premiums collected on group health and disability policies.

Fee income increased by $103 million, or 11%, to $1,060 million in 2017. This increase was primarily related to an increase in asset-based variable fee income resulting from increased average asset levels, which were driven by sales and higher average equity market levels.

Adjusted net investment income increased by $61 million, or 5%, to $1,276 million in 2017.  This was due to higher investment income earned on bonds, mortgages, and policy loans as a result of higher invested asset balances; partially offset by lower yields.
Adjusted income tax expense decreased by $112 million, from an expense of $32 million to a benefit of $80 million in 2017. The change was primarily due to the impact of the Tax Reconciliation Act; partially offset by the income tax expense as a result of higher adjusted operating income before tax.

Year ended December 31, 2016, compared with the year ended December 31, 2015

The following is a summary of certain financial data of the Company:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2016	2015	(decrease)	change
Premium income	$465	$446	$19	4%
Fee income	957	945	12	1%
Other revenue	12	14	(2)	(14)%
Adjusted net investment income	1,215	1,191	24	2%
Total adjusted operating revenues	2,649	2,596	53	2%
Policyholder benefits	1,241	1,235	6	—%
Operating expenses	1,246	1,218	28	2%
Total benefits and expenses	2,487	2,453	34	1%
Adjusted operating income before income taxes	162	143	19	13%
Adjusted income tax (benefit) expense	32	48	(16)	(33)%
Adjusted operating income	$130	$95	$35	37%

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

7.4  Individual Markets Segment Results of Operations

Year ended December 31, 2017, compared with the year ended December 31, 2016

The following is a summary of certain financial data of the Individual Markets segment:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2017	2016	(decrease)	change
Premium income	$358	$379	$(21)	(6)%
Fee income	110	99	11	11%
Adjusted net investment income	774	762	12	2%
Total adjusted operating revenues	1,242	1,240	2	—%
Policyholder benefits	953	969	(16)	(2)%
Operating expenses	170	175	(5)	(3)%
Total benefits and expenses	1,123	1,144	(21)	(2)%
Adjusted operating income before income taxes	119	96	23	24%
Adjusted income tax expense	39	32	7	22%
Adjusted operating income	$80	$64	$16	25%

The Company’s Individual Markets segment adjusted operating income increased by $16 million, or 25%, to $80 million, in 2017.  The increase was primarily due to lower policyholder benefits, higher adjusted net investment income, and higher fee income, partially offset by lower premium income.

Premium income decreased by $21 million, or 6%, to $358 million, in 2017. The decrease is primarily related to lower net premiums collected on group health and disability policies.

Fee income increased by $11 million, or 11%, to $110 million, in 2017. The increase was primarily related to asset-based variable fee income resulting from increased average asset levels, which were driven by sales.

Adjusted net investment income increased by $12 million, or 2%, to $774 million, in 2017.  This increase was primarily related to higher investment income earned on bonds, mortgages, and policy loans as a result of higher invested asset balances, partially offset by lower yields.

Policyholder benefits decreased by $16 million, or 2%, to $953 million, in 2017, primarily due to favorable mortality experience.

Year ended December 31, 2016, compared with the year ended December 31, 2015

The following is a summary of certain financial data of the Individual Markets segment:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2016	2015	(decrease)	change
Premium income	$379	$361	$18	5%
Fee income	99	88	11	13%
Adjusted net investment income	762	757	5	1%
Total adjusted operating revenues	1,240	1,206	34	3%
Policyholder benefits	969	932	37	4%
Operating expenses	175	159	16	10%
Total benefits and expenses	1,144	1,091	53	5%
Adjusted operating income before income taxes	96	115	(19)	(17)%
Adjusted income tax expense	32	40	(8)	(20)%
Adjusted operating income	$64	$75	$(11)	(15)%

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

7.5  Empower Retirement Segment Results of Operations

Year ended December 31, 2017, compared with the year ended December 31, 2016

The following is a summary of certain financial data of the Empower Retirement segment:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2017	2016	(decrease)	change
Premium income	$2	$2	$—	—%
Fee income	943	852	91	11%
Other revenue	10	12	(2)	(17)%
Adjusted net investment income	454	403	51	13%
Total adjusted operating revenues	1,409	1,269	140	11%
Policyholder benefits	207	206	1	—%
Operating expenses	998	1,002	(4)	—%
Total benefits and expenses	1,205	1,208	(3)	—%
Adjusted operating income before income taxes	204	61	143	234%
Adjusted income tax expense (benefit)	66	(2)	68	3,400%
Adjusted operating income	$138	$63	$75	119%

Adjusted operating income for the Empower Retirement segment increased by $75 million, or 119%, to $138 million, in 2017. The increase was primarily due to higher fee income and adjusted net investment income, partially offset by higher adjusted income tax expense.

Fee income increased by $91 million, or 11%, to $943 million, in 2017. This increase was primarily related to an increase in asset-based variable fee income resulting from increased average asset levels, which were driven by sales and higher average equity market levels.

Adjusted net investment income increased by $51 million, or 13%, to $454 million, in 2017.  This was due to higher investment income earned on bonds, mortgages, and policy loans as a result of higher invested asset balances as well as higher yields.

Adjusted income tax expense increased by $68 million from a benefit of $2 million in 2016 to an expense of $66 million in 2017. The change was primarily due to higher adjusted operating income before income taxes in addition to a management election to claim foreign tax credits in prior year.

Year ended December 31, 2016, compared with the year ended December 31, 2015

The following is a summary of certain financial data of the Empower Retirement segment:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2016	2015	(decrease)	change
Premium income	$2	$1	$1	100%
Fee income	852	853	(1)	—%
Other revenue	12	14	(2)	(14)%
Adjusted net investment income	403	380	23	6%
Total adjusted operating revenues	1,269	1,248	21	2%
Policyholder benefits	206	202	4	2%
Operating expenses	1,002	993	9	1%
Total benefits and expenses	1,208	1,195	13	1%
Adjusted operating income before income taxes	61	53	8	15%
Adjusted income tax (benefit) expense	(2)	17	(19)	(112)%
Adjusted operating income	$63	$36	$27	75%

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

7.6 Other Segment Results of Operations

Year ended December 31, 2017, compared with the year ended December 31, 2016

The following is a summary of certain financial data of the Company’s Other segment:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2017	2016	(decrease)	change
Premium income	$80	$84	$(4)	(5)%
Fee income	7	6	1	17%
Adjusted net investment income	48	50	(2)	(4)%
Total adjusted operating revenues	135	140	(5)	(4)%
Policyholder benefits	81	66	15	23%
Operating expenses	81	69	12	17%
Total benefits and expenses	162	135	27	20%
Adjusted operating loss before income taxes	(27)	5	(32)	(640)%
Adjusted income tax (benefit) expense	(185)	2	(187)	(9,350)%
Adjusted operating income	$158	$3	$155	5,167%

Adjusted operating income for the Company’s Other segment increased by $155 million, or 5,167%, to $158 million in 2017.  The increase was primarily due to the impact of the Tax Reconciliation Act.

Year ended December 31, 2016, compared with the year ended December 31, 2015

The following is a summary of certain financial data of the Company’s Other segment:

	Year Ended December 31,		Increase	Percentage
Income statement data (in millions)	2016	2015	(decrease)	change
Premium income	$84	$84	$—	—%
Fee income	6	4	2	50%
Adjusted net investment income	50	54	(4)	(7)%
Total adjusted operating revenues	140	142	(2)	(1)%
Policyholder benefits	66	101	(35)	(35)%
Operating expenses	69	66	3	5%
Total benefits and expenses	135	167	(32)	(19)%
Adjusted operating loss before income taxes	5	(25)	30	120%
Adjusted income tax expense (benefit)	2	(9)	11	122%
Adjusted operating income (loss)	$3	$(16)	$19	119%

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

The following table presents the percentage distribution of the carrying values of the Company’s general account investment portfolio.

	December 31,
(In millions)	2017		2016
Fixed maturities, available-for-sale	$23,593	73.4%	$22,154	72.4%
Fixed maturities, held-for-trading	21	0.1%	515	1.7%
Mortgage loans on real estate	4,005	12.4%	3,559	11.6%
Policy loans	4,104	12.8%	4,020	13.1%
Short-term investments	350	1.1%	303	1.0%
Limited partnership and other corporation interests	46	0.1%	35	0.1%
Other investments	18	0.1%	15	0.1%
Total investments	$32,137	100.0%	$30,601	100.0%

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

The percentage distribution of the estimated fair value of the Company’s fixed maturity portfolio by the Company’s internal credit rating is summarized as follows:

	December 31,
Credit Rating	2017	2016
AAA	22.7%	27.3%
AA	14.9%	13.9%
A	33.8%	30.8%
BBB	27.7%	26.8%
BB and below (Non-investment grade)	0.9%	1.2%
Total	100.0%	100.0%

The percentage distribution of the estimated fair value of the corporate sector fixed maturity portfolio, calculated as a percentage of fixed maturities, is summarized as follows:

	December 31,
Sector	2017	2016
Utility	17.8%	18.1%
Finance	14.8%	10.8%
Consumer	11.0%	9.7%
Natural resources	6.1%	6.3%
Transportation	4.2%	3.6%
Other	12.6%	13.3%

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

Investment Yield

Net investment income includes interest income, dividends, the amortization of premiums, discounts and origination fees, and unrealized gains (losses) on held-for-trading fixed maturity investments. Additionally, it includes changes in the fair value of derivatives not qualifying for hedge accounting or where hedge accounting is not elected and the ineffective portion of cash flow hedges.

To analyze investment performance, the Company excludes net investment income related to derivative instruments and interest on funds withheld balances under reinsurance agreements in order to assess underlying profitability and results from ongoing operations.  Net investment income performance is summarized as follows:

(In millions)	Year Ended December 31,
	2017	2016	2015
Net investment income	$1,220	$1,277	$1,254
Less:
Net investment income from derivative instruments	(49)	100	79
Net interest on funds withheld balances under reinsurance agreements, related party	22	22	22
Net investment income excluding derivative instruments and interest on funds withheld balances	1,247	1,155	1,153
Average invested assets, at amortized cost	30,801	29,464	27,683
Yield on average invested assets	4.05%	3.92%	4.17%

The yield on average invested assets increased in 2017 when compared to 2016.  The increase was primarily due to foreign exchange gains and unrealized gains on investments classified as held-for-trading. When excluding those two items for both 2017 and 2016 the yield on average assets would remain unchanged at 4.01%.  The yield on average invested assets decreased in 2016 when compared to 2015. The decline was primarily due to the Company earning lower earned rates on new investments as the U.S. Treasury curve shifted lower during the year in conjunction with charging lower interest rates on policy loans.  In addition, the decline is caused by the recognition of foreign exchange losses and unrealized losses on investments classified as held-for-trading.  The yield on average assets for 2016 would be 4.01% if all foreign exchange and unrealized gains and losses are removed.

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash and cash equivalents that totaled $367 million and $322 million as of December 31, 2017, and 2016, respectively.  In addition, 99% of the fixed maturity portfolio carried an investment grade rating at December 31, 2017, and 2016, which provides significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized with sufficient borrowing capacity.  Additionally, the Company anticipates that cash on hand and expected net cash generated by operating activities will exceed the forecasted needs of the business over the next 12 months.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $100 million and $99 million of commercial paper outstanding as of December 31, 2017, and 2016, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  The Company’s issuance of commercial paper is not used to fund daily operations and does not have a significant impact on the Company’s liquidity.

The Company also has available a revolving credit facility agreement with U.S. Bank, which expires on March 1, 2018, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility as of or during the year ended December 31, 2017.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

7.9  Off-Balance Sheet Arrangements

The Company makes commitments to fund partnership interests, mortgage loans on real estate, and other investments in the normal course of its business.  The amounts of these unfunded commitments at December 31, 2017, and 2016 were $313 million and $438 million, respectively.  The precise timing of the fulfillment of the commitment cannot be predicted; however, $312 million of the December 31, 2017 balance and all $438 million of the December 31, 2016 balance are due within one year of the dates indicated. The remaining $1 million of the December 31, 2017 balance is due within one to three years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company participates in a short-term reverse repurchase program for the purpose of enhancing the total return on its investment portfolio.  This type of transaction involves the purchase of securities with a simultaneous agreement to sell similar securities at a future date at an agreed-upon price.  In exchange, the counterparty financial institutions put non-cash collateral on deposit with a third-party custodian on behalf of the Company.  The amount of securities purchased in connection with these transactions was $23 million and zero at December 31, 2017, and 2016, respectively.  Non-cash collateral on deposit with the third-party custodian on the Company’s behalf was $24 million and zero at December 31, 2017, and 2016, respectively, which cannot be sold or re-pledged and which has not been recorded on the consolidated balance sheets. Collateral related to the reverse repurchase agreements generally consists of U.S. government or U.S. government agency securities.

The Company, as lessee, has entered into various lease and sublease agreements primarily for the rental of office space.

The Company maintains a corporate credit facility agreement in the amount of $50 million for general corporate purposes.  The Company had no borrowings under the credit facility either at or during the years ended December 31, 2017, and 2016.

GWL&A Financial has a letter of credit for the benefit of GWSC for capital support in the amount of $70 million and which renews annually until the Company terminates it under the provisions specified in the agreement.  Additionally, GWL&A Financial terminated a letter of credit on December 21, 2017 in the amount of $1,141 million which was for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities. This letter of credit was replaced with an excess of loss reinsurance agreement with a third party reinsurer. At December 31, 2017 and 2016, there were no outstanding amounts related to the letters of credit.

In addition, the Company has other letters of credit with a total amount of $9 million, renewable annually for an indefinite period of time.

7.10         Contractual Obligations

The following table summarizes the Company’s major contractual obligations at December 31, 2017:

	Payment due by period
	Less than	One to	Three to	More than
(in thousands)	one year	three years	five years	five years	Total
Future policy benefits (1)	$3,020,553	$5,154,358	$4,402,977	$44,494,969	$57,072,857
Policy and contract claims (2)	183,762	45,419	36,083	129,551	394,815
Policyholders’ funds (3)	280,578	—	—	—	280,578
Provision for policyholder dividends (4)	41,972	—	—	—	41,972
Undistributed earnings on participating business (5)	—	—	—	14,636	14,636
Related party long-term debt - principal (6)	—	—	—	540,400	540,400
Related party long-term debt - interest (7)	26,796	53,591	53,591	468,942	602,920
Commercial paper (8)	99,886	—	—	—	99,886
Investment purchase obligations (9)	312,152	1,090	—	—	313,242
Operating leases (10)	15,467	23,703	7,000	13	46,183
Other liabilities (11)	115,917	40,481	42,444	19,834	218,676
Total	$4,097,083	$5,318,642	$4,542,095	$45,668,345	$59,626,165

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

(6)  Related party long-term debt principal - Represents contractual maturities of principal due to the Company’s parent, GWL&A Financial, under the terms of three long-term surplus notes.  The amounts shown in this table differ from the amounts included in the Company’s consolidated balance sheet because the amounts shown above do not consider the discount upon the issuance of one of the surplus notes.

(7)  Related party long-term debt interest - Two long-term surplus note bear interest at a fixed rate through maturity. One surplus note bears a variable interest rate plus the then-current three-month London Interbank Offering Rate (“LIBOR”).  The interest payments shown in this table are calculated based upon the contractual rates in effect on December 31, 2017, and do not consider the impact of future interest rate changes.

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

(10)  Operating leases - The Company is obligated to make payments under various non-cancelable operating leases, primarily for office space.  Contractual provisions exist that could increase the lease obligations presented, including operating expense escalation clauses.  Management does not consider the impact of any such clauses to be material to the Company’s operating lease obligations. The Company’s total future operating lease obligation will be reduced by minimum reimbursement of $5,938 due in the future under non-cancelable agreements.

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

To reduce interest rate risk, the Company performs periodic projections of asset and liability cash flows in order to evaluate the interest rate sensitivity of its fixed maturity securities and its product liabilities to interest rate movements.  For determinate liabilities, i.e. liabilities with stable, predictable cash flows on products that can’t be repriced (for example, certificate annuities and payout annuities), asset/liability cash flow mismatches are monitored and the asset portfolios are rebalanced as necessary to keep the mismatches within tolerance limits.  For these determinate liabilities, the investment policy predominantly requires assets with stable, predictable cash flows so that changes in interest rates will not cause changes in the timing of asset cash flows resulting in mismatches.  For indeterminate liabilities, i.e. liabilities that have less predictable cash flows but that can be repriced (for example, portfolio annuities and universal life insurance), the potential mismatch of assets and liabilities is tested under a wide variety of interest rate scenarios.  The potential cost of this mismatch is calculated.  If the potential cost is considered to be too high, actions considered would include rebalancing the asset portfolio and/or purchasing derivatives that reduce the risk as part of the hedging strategy program discussed below.  For each major block of indeterminate liabilities, the asset and liability positions are reviewed in senior management meetings to proactively recommend changes in the current investment strategy and/or a rebalance of the asset portfolio.

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

The Company has estimated the possible effects of interest rate changes at December 31, 2017.  If interest rates increased by 100 basis points (1.00%), the December 31, 2017 fair value of the fixed income assets in the general account would decrease by approximately $1.8 billion.  This calculation uses projected asset cash flows, discounted back to December 31, 2017.  The cash flow projections are shown in the table below.  The table below shows cash flows rather than expected maturity dates because many of the Company’s assets have substantial expected principal payments prior to the final maturity date.  The fair value shown in the table below was calculated using spot discount interest rates that varied by the year in which the cash flows are expected to be received.  The spot rates in the benchmark calculation range from 1.768% to 3.656%.

Projected cash flows by calendar years (In millions)	Benchmark	Interest rate increase one percent
2018	$2,673	$2,649
2019	2,452	2,422
2020	2,207	2,180
2021	2,752	2,697
2022	2,775	2,754
Thereafter	22,686	23,060
Undiscounted total	$35,545	$35,762

Fair value	$28,652	$26,888

The Company administers separate account variable annuities and provides other investment and retirement services where fee income is earned based upon a percentage of account balances.  Fluctuations in fund asset levels occur as a result of both changes in cash flow and general market conditions.  There is a market risk of lower fee income if equity markets decline.  If equity markets were to decline by 10% from benchmark levels at December 31, 2017, the Company’s associated net fee income after payment of subadvisor fees in 2017 would decline by approximately $23 million.

The Company’s surplus assets include equity investments, primarily partnership interests.  There is a market risk of lower asset values if equity markets decline.  If equity markets were to decline by 10%, the Company would have an additional unrealized loss of approximately $5.3 million on equity investments.  This unrealized loss would not impact net income but would reduce stockholder’s equity.

The Company has sold variable annuities with various forms of GMDB and GLWB. The Company is required to hold future policy benefit liabilities for these guaranteed benefits.  If equity markets were to decline by 10%, the liability for GMDB and GLWB would increase by approximately $2.7 million. The Company’s dynamic hedging program for the GLWB product would be expected to offset $2.2 million of the $2.7 million change in the benefit liability related to capital markets.  Therefore the net impact to variable annuities with various forms of guarantees for an 10% decline in the equity markets is estimated to be $0.5 million.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Great-West Life & Annuity Insurance Company and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income (loss), stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
February 28, 2018
We have served as the Company's auditor since 1981.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Balance Sheets
December 31, 2017, and 2016
(In Thousands, Except Share Amounts)

	December 31,
	2017	2016
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $22,762,962 and $21,672,727)	$23,593,139	$22,153,703
Fixed maturities, held-for-trading, at fair value (amortized cost of $20,512 and $519,495)	21,059	514,738
Mortgage loans on real estate (net of valuation allowances of $773 and $2,882)	4,005,187	3,558,826
Policy loans	4,104,094	4,019,648
Short-term investments (amortized cost of $350,266 and $303,988)	350,266	303,988
Limited partnership and other corporation interests	45,540	34,895
Other investments	17,997	15,052
Total investments	32,137,282	30,600,850
Other assets:
Cash and cash equivalents	17,211	18,321
Reinsurance recoverable	589,080	598,864
Deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”)	518,510	486,690
Investment income due and accrued	299,362	287,681
Due from parent and affiliates	114,133	81,995
Goodwill	137,683	137,683
Other intangible assets	17,085	20,087
Other assets	954,250	1,021,210
Assets of discontinued operations	16,095	17,652
Separate account assets	27,660,571	27,037,765
Total assets	$62,461,262	$60,308,798

See notes to consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Balance Sheets
December 31, 2017, and 2016
(In Thousands, Except Share Amounts)

	December 31,
	2017	2016
Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$30,048,927	$28,872,899
Policy and contract claims	389,029	372,259
Policyholders’ funds	280,578	285,554
Provision for policyholders’ dividends	41,972	49,521
Undistributed earnings on participating business	14,636	15,573
Total policy benefit liabilities	30,775,142	29,595,806
General liabilities:
Due to parent and affiliates	553,901	537,990
Commercial paper	99,886	99,049
Deferred income tax liabilities, net	93,203	191,911
Other liabilities	812,875	816,304
Liabilities of discontinued operations	16,095	17,652
Separate account liabilities	27,660,571	27,037,765
Total liabilities	60,011,673	58,296,477
Commitments and contingencies (See Note 21)
Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,320,176 and 7,292,708 shares issued and outstanding	7,320	7,293
Additional paid-in capital	949,520	863,031
Accumulated other comprehensive income	440,957	235,875
Retained earnings	1,051,792	906,122
Total stockholder’s equity	2,449,589	2,012,321
Total liabilities and stockholder’s equity	$62,461,262	$60,308,798

See notes to consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Income
Years Ended December 31, 2017, 2016, and 2015
(In Thousands, Except Share Amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Premium income	$439,731	$465,349	$445,550
Fee income	1,060,122	956,817	944,526
Other revenue	9,611	12,261	13,563
Net investment income	1,220,053	1,276,559	1,254,430
Realized investment gains (losses), net:
Total other-than-temporary (losses)	(4,152)	(4,963)	(1,044)
Other-than-temporary (losses) transferred to other comprehensive income	—	—	(78)
Other realized investment gains, net	50,555	97,845	84,832
Total realized investment gains, net	46,403	92,882	83,710
Total revenues	2,775,920	2,803,868	2,741,779
Benefits and expenses:
Life and other policy benefits	651,597	709,333	636,855
Decrease in future policy benefits	(84,251)	(124,576)	(41,636)
Interest paid or credited to contractholders	633,611	608,803	583,319
Provision for policyholders’ share of losses on participating business	(1,669)	(1,024)	(1,267)
Dividends to policyholders	41,846	48,487	57,356
Total benefits	1,241,134	1,241,023	1,234,627
General insurance expenses	1,197,613	1,181,227	1,078,996
Amortization of DAC and VOBA	19,728	31,309	100,589
Interest expense	30,943	33,705	38,588
Total benefits and expenses	2,489,418	2,487,264	2,452,800
Income before income taxes	286,502	316,604	288,979
Income tax (benefit) expense	(82,614)	85,512	98,524
Net income	$369,116	$231,092	$190,455

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2017, 2016, and 2015
(In Thousands, Except Share Amounts)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Comprehensive Income
December 31, 2013 and 2012
(In Thousands, Except Share Amounts)

	Year Ended December 31,
	2017	2016	2015
Net income	$369,116	$231,092	$190,455
Components of other comprehensive income (loss)
Unrealized holding gains (losses), net, arising on available-for-sale fixed maturity investments	377,605	20,295	(643,880)
Unrealized holding (losses) gains, net, arising on cash flow hedges	(73,726)	44,776	31,061
Reclassification adjustment for (gains), net, realized in net income	(34,208)	(74,271)	(52,597)
Net unrealized gains (losses) related to investments	269,671	(9,200)	(665,416)
Future policy benefits, DAC and VOBA adjustments	(88,648)	10,983	65,245
Employee benefit plan adjustment	14,265	1,966	31,586
Other, net	(74,383)	12,949	96,831
Other comprehensive income (loss) before income taxes	195,288	3,749	(568,585)
Income tax expense (benefit) related to items of other comprehensive income	68,351	1,312	(199,005)
Other comprehensive income (loss) (1)	126,937	2,437	(369,580)
Total comprehensive income (loss)	$496,053	$233,529	$(179,125)

(1) Other comprehensive income (loss) includes the non-credit component of impaired losses on fixed maturities available-for-sale, net of future policy benefits, DAC and VOBA adjustments and income taxes, in the amounts of $(1,362), $(6,520), and $(6,596) for the years ended December 31, 2017, 2016, and 2015, respectively.

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Stockholder's Equity
Years Ended December 31, 2017, 2016, and 2015
(In Thousands, Except Share Amounts)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total
Balances, January 1, 2015	$7,032	$777,664	$603,018	$749,799	$2,137,513
Net income	—	—	—	190,455	190,455
Other comprehensive loss, net of income taxes	—	—	(369,580)	—	(369,580)
Dividends	—	—	—	(139,533)	(139,533)
Common stock issuance	201	60,602	—	—	60,803
Share-based compensation	—	1,655	—	—	1,655
Income tax benefit on share-based compensation	—	953	—	—	953
Balances, December 31, 2015	7,233	840,874	233,438	800,721	1,882,266
Net income	—	—	—	231,092	231,092
Other comprehensive income, net of income taxes	—	—	2,437	—	2,437
Dividends	—	—	—	(125,691)	(125,691)
Common stock issuance	60	19,690	—	—	19,750
Share-based compensation	—	2,190	—	—	2,190
Income tax benefit on share-based compensation	—	277	—	—	277
Balances, December 31, 2016	7,293	863,031	235,875	906,122	2,012,321
Net income	—	—	—	369,116	369,116
Other comprehensive income, net of income taxes	—	—	126,937	—	126,937
Impact of rate changes on deferred income taxes	—	—	78,145	(78,145)	—
Dividends	—	—	—	(145,301)	(145,301)
Capital contribution (1)	—	76,429	—	—	76,429
Common stock issuance	27	8,488	—	—	8,515
Share-based compensation	—	1,572	—	—	1,572
Balances, December 31, 2017	$7,320	$949,520	$440,957	$1,051,792	$2,449,589
(1) In May 2017, the Company received a capital contribution from its parent, GWL&A Financial, in the amount of $76,429. No additional shares of the Company were issued in relation to this contribution.

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016, and 2015
(In Thousands, Except Share Amounts)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$369,116	$231,092	$190,455
Adjustments to reconcile net income to net cash provided by operating activities:
Losses allocated to participating policyholders	(1,669)	(1,024)	(1,267)
(Accretion of discounts) amortization of premiums on investments, net	(3,943)	2,209	(12,213)
Net realized gains on investments	(47,035)	(75,472)	(73,331)
Net proceeds (purchases) of trading securities	491,154	107,770	(277,510)
Interest credited to contractholders	631,051	606,790	577,548
Depreciation and amortization	69,781	74,987	139,735
Deferral of acquisition costs	(107,353)	(93,621)	(64,709)
Deferred income taxes	(167,059)	53,481	21,682
Contingent consideration	—	(209)	(17,600)
Amortization of low-income housing partnerships	517	372	4,563
Other, net	(5,052)	(1,366)	(3,072)
Changes in assets and liabilities:
Policy benefit liabilities	(320,518)	(231,952)	(273,507)
Reinsurance recoverable	11,341	10,340	8,738
Investment income due and accrued	(11,764)	(4,392)	(4,385)
Other, net	32,406	(23,188)	10,213
Net cash provided by operating activities	940,973	655,817	225,340
Cash flows from investing activities:
Proceeds from sales, maturities, and redemptions of investments:
Fixed maturities, available-for-sale	5,366,470	6,229,209	5,470,124
Mortgage loans on real estate	426,421	389,663	594,497
Limited partnership interests, other corporation interests, and other investments	20,916	10,742	6,833
Purchases of investments:
Fixed maturities, available-for-sale	(6,442,306)	(7,840,166)	(6,468,699)
Mortgage loans on real estate	(854,459)	(694,127)	(448,924)
Limited partnership interests, other corporation interests, and other investments	(22,255)	(5,766)	(1,527)
Net change in short-term investments	(53,097)	(39,677)	(2,238)
Policy loans, net	(10,553)	5,527	98,143
Purchases of furniture, equipment, and software	(40,997)	(44,644)	(78,778)
Net cash used in investing activities	(1,609,860)	(1,989,239)	(830,569)

See notes to consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016, and 2015
(In Thousands, Except Share Amounts)

	Year ended December 31,
	2017	2016	2015
Cash flows from financing activities:
Contract deposits	$3,000,182	$3,546,320	$2,527,039
Contract withdrawals	(2,240,275)	(2,098,286)	(1,782,571)
Change in due to/from parent and affiliates	(16,227)	(21,719)	(22,359)
Dividends paid	(145,301)	(125,691)	(139,533)
Capital contribution	76,429	—	—
Proceeds from issuance of common stock	8,515	19,750	60,803
Payments for and interest paid on financing element derivatives, net	(3,233)	(6,744)	(9,383)
Payment of contingent consideration	—	(14,400)	—
Net commercial paper borrowings	837	5,678	(5,218)
Change in book overdrafts	(12,332)	12,713	(1,651)
Employee taxes paid for withheld shares	(818)	(517)	(1,264)
Income tax benefit of stock option exercises	—	277	953
Net cash provided by financing activities	667,777	1,317,381	626,816

Net (decrease) increase in cash and cash equivalents	(1,110)	(16,041)	21,587
Cash and cash equivalents, beginning of year	18,321	34,362	12,775
Cash and cash equivalents, end of year	$17,211	$18,321	$34,362

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Income taxes	$(22,668)	$(1,543)	$(4,093)
Interest	(26,630)	(31,254)	(37,288)
Non-cash investing and financing transactions during the years:
Share-based compensation expense	$(1,572)	$(2,190)	$(1,655)
Fair value of assets acquired in settlement of fixed maturity investments	9,659	—	—

See notes to consolidated financial statements.	(Concluded)

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

Cash and cash equivalents

Cash and cash equivalents include amounts in demand deposit accounts as well as highly liquid investments that are readily convertible into cash and are not subject to significant risks from fluctuations in interest rates. In evaluating for classification as cash equivalents, the Company requires that individual securities have original maturities of 90 days or less.

Book overdrafts occur when checks have been issued by the Company, but have not been presented to the Company’s disbursement bank accounts for payment. These bank accounts allow the Company to delay funding of the issued checks until they are presented for payment. This delay in funding results in a temporary source of financing. The activity related to book overdrafts is included in the financing activities in the consolidated statement of cash flows.  The book overdrafts, in the amounts of $518 and $12,850, are included in other liabilities at December 31, 2017 and 2016, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

Internal use software

Purchased software costs, as well as certain internal and external costs incurred to develop internal use computer software during the application development stage, are capitalized and amortized using the straight-line method over the software’s estimated useful life up to five years.  Capitalized internal use software development costs, net of accumulated amortization, in the amounts of $103,487 and $98,074, are included in other assets at December 31, 2017 and 2016, respectively.  The Company capitalized $34,164, $30,420, and $47,895 of internal use software development costs during the years ended December 31, 2017, 2016, and 2015, respectively.

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

Other intangible assets represent the estimated fair value of the portion of the purchase price that was allocated to the value of customer relationships and non-competition intangible asset in various acquisitions.  These intangible assets have been assigned values using various methodologies, including present value of projected future cash flows, analysis of similar transactions that have occurred or could be expected to occur in the market and replacement or reproduction cost.  The initial valuations of these intangible assets were supported by an independent valuation study commissioned by the Company.  Other identified intangible assets with finite lives are amortized straight-line over their estimated useful lives, which initially ranged from two to 18 years (weighted average 15 years), primarily based on the cash flows generated by these assets.

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

The Company’s separate accounts invest in shares of Great-West Funds, Inc. (“Great-West Funds”) and Putnam Investments, LLC (“Putnam”) sponsored mutual funds (“Putnam Funds”), open-end management investment companies, which are related parties of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds.

Future policy benefits liabilities

Life insurance and annuity future benefits liabilities with life contingencies in the amounts of $17,293,006 and $16,530,160 at December 31, 2017 and 2016, respectively, are computed on the basis of assumed investment yield, mortality, morbidity, and expenses, including a margin for adverse deviation. These future policy benefits are calculated as the present value of future benefits (including dividends) and expenses less the present value of future net premiums. The assumptions used in calculating the future policy benefits generally vary by plan, year of issue, and policy duration. Additionally, these future policy benefits are established for claims that have been incurred but not reported based on factors derived from past experience.

Annuity contract benefits liabilities without life contingencies in the amounts of $12,704,401 and $12,291,378 at December 31, 2017 and 2016, respectively, are established at the contract holder’s account value, which is equal to cumulative deposits and credited interest, less withdrawals and mortality, and expense and/or administrative service charges. The Company’s general account also has some immediate annuities. Future benefits for immediate annuities without life contingent payouts are computed on the basis of assumed investment yield and expenses.

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

Participating life and annuity policy benefit liabilities were $6,946,953 and $6,844,640 at December 31, 2017 and 2016, respectively.  Participating business comprised approximately 10% and 10% of the Company’s individual life insurance in-force at December 31, 2017 and 2016, respectively, and 19%, 18%, and 20% of individual life insurance premium income for the years ended December 31, 2017, 2016, and 2015, respectively.  The policyholder’s share of net income on participating policies that cannot be distributed to the Company’s stockholder is excluded from stockholder’s equity and recorded as undistributed earnings on participating business in the consolidated balance sheet.

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

3.  Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The new guidance is effective for the fiscal years beginning after December 15, 2016, including interim periods, a retrospective or a prospective transition approach depending upon the type of change. The new guidance changed several aspects of the accounting for share-based payment award transactions, including: (i) income tax consequences when awards vest or are settled; (ii) classification of awards as either equity or liabilities due to statutory tax withholding requirements; and (iii) classification on the statement of cash flows. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income. The new guidance is effective for the fiscal years beginning after December 15, 2018, including interim periods. Early adoption is permitted for reporting periods for which financial statements have not yet been issued. The new guidance gives companies the option to reclassify from accumulated OCI to retained earnings stranded tax effects resulting from the new federal corporate income tax rate. The Company elected to early adopt this standard and to reclassified stranded tax effects of $78,145 in accumulated OCI to retained earnings on enactment date.
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
The Company’s implementation efforts were primarily focused on customer contracts with fee income earned from assets under management, assets under administration, shareholder servicing, administration and recordkeeping services, and investment advisory services as well as the evaluation of certain incremental costs to obtain a customer contract. The Company anticipates that the adoption of this update will not impact current revenue recognition policies; however, it will impact the accounting for certain contract costs and contract fulfillment costs, which are currently expensed as incurred. Under the new standard, these costs will be deferred and recognized as expenses over the expected customer life. This change will not have a material impact to the Company’s consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted for the instrument-specific credit risk provision. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by requiring equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income, eliminating certain disclosure requirements related to financial instruments measured at amortized cost and adding disclosures related to the measurement categories of financial assets and financial liabilities, requiring entities to present separately in other comprehensive income the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (i.e. “own credit”) when the entity has elected the fair value option for financial instruments, and

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  The Company anticipates the primary impact to be the requirement for equity investments such as limited partnership interests, that are currently accounted for under the cost method, to be measured at fair value with changes in the fair value recognized in net income. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual period. This update requires organizations to recognize lease assets and lease liabilities on the balance sheet with lease terms of more than 12 months and also disclose certain qualitative and quantitative information about leasing arrangements. The Company’s implementation efforts are primarily focused on the review of its existing lease contracts and performing a completeness assessment over the lease population. The Company continues to evaluate the impact of this update on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses: Measurement of Credit Losses on Financial Instruments, effective for fiscal years and interim periods within those beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018. This update amends guidance on the impairment of financial instruments by adding an impairment model that is based on expected losses rather than incurred losses and is intended to result in more timely recognition of losses. The standard also simplifies the accounting by decreasing the number of credit impairment models that an entity can use to account for debt instruments. The Company continues to evaluate the impact of this update on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), effective for fiscal years and interim periods within those beginning after December 15, 2017. Early adoption is permitted. This ASU addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company continues to evaluate the impact of this update on its consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (a consensus of the Emerging Issues Task Force), effective for fiscal years and interim periods within those beginning after December 15, 2017. Early adoption is permitted. This update requires organizations to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The adoption of this standard will not have a material impact on the consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other, effective for annual or any interim goodwill impairment tests after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The update eliminates Step 2 from the goodwill impairment test and will require management to perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  Any amount by which the carrying amount exceeds the reporting unit’s fair value (not to exceed the goodwill allocated to that reporting unit) is recognized as an impairment charge.  The adoption of this standard will not have a material impact on the consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. This update requires organizations to disaggregate the service cost component from the other components of net benefit costs in the income statement and present it with other current compensation costs for the related employees while providing guidance for capitalization eligibility for service costs. The adoption of this standard will not have a material impact on the consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

4.  Related Party Transactions

In the normal course of its business, the Company enters into reinsurance agreements with related parties. Included in the consolidated balance sheets are the following amounts related to reinsurance ceded to and assumed from related parties:

	December 31,
	2017	2016
Reinsurance recoverable	$515,417	$522,950
Future policy benefits	1,513,311	1,608,884

Included in the consolidated statements of income are the following related party amounts:

	Year Ended December 31,
	2017	2016	2015
Premium income, net of related party premiums ceded of $20,033, $17,774, and $15,731	$61,368	$66,928	$68,722
Life and other policy benefits, net of reinsurance recoveries of $10,313, $8,862, and $6,494	179,748	189,125	193,215
Decrease in future policy benefits	(70,654)	(88,639)	(52,842)

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

		Year Ended December 31,			Financial statement line
Description	Related party	2017	2016	2015
Receives corporate support services	The Canada Life Assurance Company (“CLAC”)(1), Great-West Life (1), Great West Global (3), and Putnam (2)	$22,400	$18,763	$12,609	General insurance expense
Provides shareholder services	Putnam (2)	16,598	15,852	5,531	Fee income
Receives reimbursement from tax sharing indemnification related to state and local tax liabilities	Putnam (2)	9,611	12,261	13,563	Other revenue
Provides advisory, trustee, recordkeeping and administrative services	Great-West Funds and Collective Income Trusts (4)	150,441	140,455	138,936	Fee income
(1) An indirect wholly-owned subsidiary of Lifeco
(2) A wholly-owned subsidiary of Lifeco U.S.
(3) An indirect wholly-owned subsidiary of Lifeco U.S.
(4) Great-West Capital Management, LLC, a subsidiary of the Company, serves as a Registered Investment Advisor to Great-West Funds, an open-end management investment company, which is an affiliate of GWL&A and to Great-West Trust Company, LLC, an affiliated trust company. Great-West Trust Company, LLC, serves as trustee to several collective investment trusts.  The Company provides Great-West Funds, Inc. recordkeeping and administrative services to shareholders and account owners.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following table summarizes amounts due from parent and affiliates:

			December 31,
Related party	Indebtedness	Due date	2017	2016
GWL&A Financial	On account	On demand	$52,646	$45,190
Lifeco U.S.	On account	On demand	41,966	34,992
CLAC	On account	On demand	19,503	—
Other related party receivables	On account	On demand	18	1,813
Total			$114,133	$81,995

The following table summarizes amounts due to parent and affiliates:

			December 31,
Related party	Indebtedness	Due date	2017	2016
GWL&A Financial (1)	Surplus note	November 2034	$194,532	$194,502
GWL&A Financial (2)	Surplus note	May 2046	333,400	333,400
GWL&A Financial (3)	Surplus note	December 2027	12,000	—
GWL&A Financial	Note interest	May 2018	3,409	3,190
Other related party payables	On account	On demand	10,560	6,898
Total			$553,901	$537,990

(1) A note payable to GWL&A Financial was issued as a surplus note on November 15, 2004, with a face amount of $195,000 and carrying amounts of $194,532 and $194,502 at December 31, 2017, and 2016, respectively.  The surplus note bears interest at the rate of 6.675% per annum, payable in arrears each May and November.  The note matures on November 15, 2034.
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
(3) A note payable to GWL&A Financial was issued as a surplus note on December 29, 2017, with a face amount and carrying amount of $12,000.  The surplus note bears an interest rate of 3.5% per annum. The note matures on December 29, 2027.

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

Interest expense attributable to these related party debt obligations was $25,773, $29,185 and $37,059 for the years ended December 31, 2017, 2016, and 2015, respectively. Included in other liabilities on the consolidated balance sheets is $3,409 and $3,190 of interest payable attributable to these related party debt obligations for the years ended December 31, 2017, and 2016, respectively.

GWL&A Financial has a letter of credit for the benefit of GWSC for capital support in the amount of $70 million and which renews annually until the Company terminates it under the provisions specified in the agreement.  Additionally, GWL&A Financial terminated a letter of credit on December 21, 2017 in the amount of $1,141 million which was for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities. This letter of credit was replaced with an excess of loss reinsurance agreement with a third party reinsurer. At December 31, 2017 and 2016, there were no outstanding amounts related to the letters of credit.

Included within reinsurance recoverable in the consolidated balance sheets are $503,258 and $511,575 of funds withheld assets as of December 31, 2017, and 2016, respectively.  This reinsurance agreement is related to term life insurance policies assumed by GWSC from CLAC. CLAC pays the Company, on a quarterly basis, interest on the funds withheld balance at a rate of

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

4.55% per annum. The interest income, in the amount of $21,813, $22,045, and $22,165, is included in net investment income for the years ended December 31, 2017, 2016, and 2015, respectively.

The Company’s separate accounts invest in shares of Great-West Funds and Putnam Funds, which are related parties of the Company and shares of other non-affiliated mutual funds and government and corporate bonds.  The Company’s separate accounts include mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company.  During the years ended December 31, 2017, 2016, and 2015, these purchases totaled $292,774, $183,365, and $146,547, respectively.  As these general account investment contracts are also included in the separate account balances in the accompanying consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $335,311 and $302,898 at December 31, 2017, and 2016, respectively, to eliminate these amounts in its consolidated balance sheets at those dates.

5.  Summary of Investments

The following tables summarize fixed maturity investments classified as available-for-sale and the non-credit-related component of OTTI in AOCI:

	December 31, 2017
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
Fixed maturities:	cost	gains	losses	and carrying value	included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$1,837,748	$41,777	$7,883	$1,871,642	$—
Obligations of U.S. states and their subdivisions	1,872,120	220,507	1,655	2,090,972	—
Corporate debt securities (2)	15,234,473	581,991	110,377	15,706,087	(1,018)
Asset-backed securities	1,622,806	105,301	10,131	1,717,976	(56,735)
Residential mortgage-backed securities	63,187	2,446	649	64,984	(140)
Commercial mortgage-backed securities	1,352,906	17,692	12,989	1,357,609	—
Collateralized debt obligations	779,722	4,227	80	783,869	—
Total fixed maturities	$22,762,962	$973,941	$143,764	$23,593,139	$(57,893)
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
(2) Includes perpetual debt investments with amortized cost of $89,267 and estimated fair value of $87,348.

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

	December 31, 2017
	Amortized cost	Estimated fair value
Maturing in one year or less	$721,952	$735,235
Maturing after one year through five years	3,775,332	3,895,328
Maturing after five years through ten years	7,894,918	8,085,972
Maturing after ten years	5,064,983	5,455,996
Mortgage-backed and asset-backed securities	5,305,777	5,420,608
Total fixed maturities	$22,762,962	$23,593,139

Mortgage-backed (commercial and residential) and asset-backed securities include those issued by the U.S. government and U.S. agencies.

The following table summarizes information regarding the sales of securities classified as available-for-sale:

	Year Ended December 31,
	2017	2016	2015
Proceeds from sales	$3,933,887	$4,541,303	$4,187,547
Gross realized gains from sales	64,885	84,305	47,965
Gross realized losses from sales	30,991	16,858	6,476

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

Mortgage loans on real estate - The following table summarizes the recorded investment of the mortgage loan portfolio by risk assessment category as of December 31, 2017, and 2016, respectively.

	December 31, 2017	December 31, 2016
Performing	$4,005,960	$3,560,243
Non-performing	—	1,465
Total	$4,005,960	$3,561,708

The following table summarizes activity in the mortgage provision allowance:

	Year Ended December 31,
	2017	2016	2015
	Commercial mortgages	Commercial mortgages	Commercial mortgages
Beginning balance	$2,882	$2,890	$2,890
Provision increases	157	536	—
Charge-off	(663)	—	—
Recovery	(30)	—	—
Provision decreases	(1,573)	(544)	—
Ending balance	$773	$2,882	$2,890

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$536	$—
Collectively evaluated for impairment	773	2,346	2,890

Recorded investment balance in the mortgage loan portfolio, gross of allowance, by basis of impairment method:	$4,005,960	$3,561,708	$3,250,594
Individually evaluated for impairment	2,942	1,465	14,031
Collectively evaluated for impairment	4,003,018	3,560,243	3,236,563

Limited partnership and other corporation interests - At December 31, 2017, and 2016, the Company had $45,540 and $34,895, respectively, invested in limited partnership and other corporation interests.  Limited partnership interests represent the Company’s minority ownership interests in pooled investment funds that primarily make private equity investments across diverse industries and geographical focuses. The Company has determined its interest in each limited partnership to be considered a VIE. Consolidation is not required as the Company is not deemed to be the primary beneficiary of the VIEs.

The carrying value and maximum exposure to loss in relation to the activities of the VIEs was $45,540 and $32,444 at December 31, 2017 and 2016, respectively.

Securities lending - The Company had no securities on loan under the program, and therefore no cash or securities held as collateral, at December 31, 2017, and 2016.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

Unrealized losses on fixed maturity investments classified as available-for-sale - The following tables summarize unrealized investment losses, including the non-credit-related portion of OTTI losses reported in AOCI, by class of investment:

	December 31, 2017
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$755,861	$4,159	$230,447	$3,724	$986,308	$7,883
Obligations of U.S. states and their subdivisions	24,908	180	37,012	1,475	61,920	1,655
Corporate debt securities	2,229,585	19,568	2,036,323	90,809	4,265,908	110,377
Asset-backed securities	544,778	3,011	245,341	7,120	790,119	10,131
Residential mortgage-backed securities	4,405	23	11,416	626	15,821	649
Commercial mortgage-backed securities	342,820	2,451	295,164	10,538	637,984	12,989
Collateralized debt obligations	7,277	80	—	—	7,277	80
Total fixed maturities	$3,909,634	$29,472	$2,855,703	$114,292	$6,765,337	$143,764
Total number of securities in an unrealized loss position		368		293		661

	December 31, 2016
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$2,006,588	$34,752	$10,526	$206	$2,017,114	$34,958
Obligations of U.S. states and their subdivisions	216,154	5,922	10,498	395	226,652	6,317
Corporate debt securities	4,119,630	170,453	860,153	138,711	4,979,783	309,164
Asset-backed securities	316,065	6,971	230,331	11,417	546,396	18,388
Residential mortgage-backed securities	16,962	102	14,297	1,065	31,259	1,167
Commercial mortgage-backed securities	592,508	17,535	26,068	2,647	618,576	20,182
Collateralized debt obligations	160,612	53	—	—	160,612	53
Total fixed maturities	$7,428,519	$235,788	$1,151,873	$154,441	$8,580,392	$390,229
Total number of securities in an unrealized loss position		610		128		738

Fixed maturity investments - Total unrealized losses and OTTI decreased by $246,465, or 63%, from December 31, 2016, to December 31, 2017.  The majority, or $206,316, of the decrease was in the less than twelve months category. The overall decrease in unrealized losses was across several asset classes and reflects lower interest rates at December 31, 2017, compared to December 31, 2016, resulting in generally higher valuations of these fixed maturity securities.

Total unrealized losses greater than twelve months decreased by $40,149 from December 31, 2016, to December 31, 2017.  Corporate debt securities account for 80%, or $90,809, of the unrealized losses and OTTI greater than twelve months at December 31, 2017. Non-investment grade corporate debt securities account for $6,244 of the unrealized losses and OTTI greater than twelve months. Management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

Asset-backed and commercial mortgage-backed securities account for 15% of the unrealized losses and OTTI greater than twelve months at December 31, 2017.  The present value of the cash flows expected to be collected is not less than amortized cost and management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Other-than-temporary impairment recognition - The OTTI on fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in realized investment gains (losses) is summarized as follows:

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$83,665	$102,343	$119,532
Initial impairments - credit loss on securities not previously impaired	—	—	759
Reductions:
Due to sales, maturities, or payoffs during the period	—	(1,785)	(559)
Due to increases in cash flows expected to be collected that are recognized over the remaining life of the security	(21,434)	(16,893)	(17,389)
Ending balance	$62,231	$83,665	$102,343

Net Investment Income

The following table summarizes net investment income:

	Year Ended December 31,
	2017	2016	2015
Investment income:
Fixed maturity and short-term investments	$890,593	$819,047	$796,133
Mortgage loans on real estate	163,361	142,478	150,284
Policy loans	199,383	199,737	206,081
Limited partnership and other corporation interests	1,812	1,759	10,462
Net interest on funds withheld balances under reinsurance agreements, related party	21,813	22,045	22,165
Derivative instruments (1)	(48,684)	100,007	78,655
Other	11,176	10,468	9,228
	1,239,454	1,295,541	1,273,008
Investment expenses	(19,401)	(18,982)	(18,578)
Net investment income	$1,220,053	$1,276,559	$1,254,430

(1) Includes gains (losses) on the hedged asset for fair value hedges.

Realized Investment Gains (Losses)

The following table summarizes realized investment gains (losses):

	Year Ended December 31,
	2017	2016	2015
Realized investment gains (losses):
Fixed maturity and short-term investments	$13,443	$87,108	$46,027
Derivative instruments	8,969	(5,318)	5,840
Mortgage loans on real estate	13,583	10,972	31,841
Limited partnership and other corporation interests	10,383	—	—
Other	25	120	2
Realized investment gains (losses)	$46,403	$92,882	$83,710

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

The ISDA Master Agreements contain provisions that would allow the counterparties to require immediate settlement of all derivative instruments in a net liability position if the Company were to default on any debt obligations over a certain threshold.  The MSFTA contain provisions which do not stipulate a threshold for default and only apply to debt obligations between the Company and the specific counterparty. The aggregate fair value, inclusive of accrued income and expense, of derivative instruments with credit-risk-related contingent features that were in a net liability position was $93,761 and $38,324 as of December 31, 2017, and 2016, respectively.  The Company had pledged collateral related to these derivatives of $42,750 and zero as of December 31, 2017, and 2016, respectively, in the normal course of business.  If the credit-risk-related contingent features were triggered on December 31, 2017, the fair value of assets that could be required to settle the derivatives in a net liability position was $51,011.

At December 31, 2017, and 2016, the Company had pledged $52,330 and zero of unrestricted cash collateral to counterparties in the normal course of business, while other counterparties had pledged $5,490 and $103,214 of unrestricted cash collateral to the Company to satisfy collateral netting agreements, respectively.

At December 31, 2017, the Company estimated $15,415 of net derivative gains related to cash flow hedges included in AOCI will be reclassified into net income within the next twelve months. Gains and losses included in AOCI are reclassified into net income when the hedged item affects earnings.

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

Not designated as hedging instruments

The Company enters into certain transactions in which derivatives are hedging an economic risk but hedge accounting is not elected.  These derivative instruments include:  exchange-traded interest rate swap futures, OTC interest rate swaptions, OTC interest rate swaps, exchange-traded Eurodollar interest rate futures, and treasury interest rate futures.  Certain of the Company’s OTC derivatives are cleared and settled through the Chicago Mercantile Exchange (“CME”) while others are bilateral contracts between the Company and a counterparty.

In 2017, the CME amended its rulebook to classify variation margin transfers as settlement payments instead of collateral. The Company adjusts the fair value by the variation margin payments on derivatives cleared through the CME.

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

Other forward contracts

The Company uses forward settling TBA securities to gain exposure to the investment risk and return of agency mortgage-backed securities (pass-throughs).  These transactions enhance the return on the Company’s investment portfolio and provide a more liquid and cost effective method of achieving these goals than purchasing or selling individual agency mortgage-backed pools.  As the Company does not regularly accept delivery of such securities, they are accounted for as derivatives but hedge accounting is not elected. The Company had no open TBA contracts at either December 31, 2017, or 2016.

The following tables summarize the notional amount and fair value of derivative financial instruments, excluding embedded derivatives:

	December 31, 2017
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$388,800	$7,476	$7,476	$—
Cross-currency swaps	800,060	(31,358)	19,958	51,316
Total cash flow hedges	1,188,860	(23,882)	27,434	51,316

Total derivatives designated as hedges	1,188,860	(23,882)	27,434	51,316

Derivatives not designated as hedges:
Interest rate swaps	519,100	1,902	3,530	1,628
Futures on equity indices	22,074	—	—	—
Interest rate futures	60,700	—	—	—
Interest rate swaptions	164,522	75	75	—
Cross-currency swaps	612,733	(21,279)	20,320	41,599
Total derivatives not designated as hedges	1,379,129	(19,302)	23,925	43,227
Total derivative financial instruments	$2,567,989	$(43,184)	$51,359	$94,543
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

Notional amounts are used to express the extent of the Company’s involvement in derivative transactions and represent a standard measurement of the volume of its derivative activity.  Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received. The average notional outstanding during the year ended December 31, 2017, was $905,977, $1,323,398, $108,438, $162,896, and $2,231,196 for interest rate swaps, cross-currency swaps, futures, swaptions, and other forward contracts, respectively. The average notional outstanding during the year ended December 31, 2016, was $784,900, $1,141,967, $145,658, $156,632, and $2,230,167 for interest rate swaps, cross-currency swaps, futures, swaptions, and other forward contracts, respectively.

The following tables present the effect of derivative instruments in the consolidated statements of income and comprehensive income reported by cash flow hedges and derivatives not designated as hedges, excluding embedded derivatives:

	Gain (loss) recognized in OCI on derivatives (Effective portion)			Gain (loss) reclassified from OCI into net income (Effective portion)
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Cash flow hedges:
Interest rate swaps	$486	$810	$2,228	$5,920	$5,437	$6,779	(A)
Interest rate swaps	—	—	—	59	—	3,634	(B)
Interest rate swaps	(5,590)	21,228	—	(2,954)	(2,657)	—	(C)
Cross-currency swaps	(68,622)	22,738	28,833	1,473	8,469	2,101	(A)
Interest rate futures	—	—	—	—	—	(134)	(A)
Total cash flow hedges	$(73,726)	$44,776	$31,061	$4,498	$11,249	$12,380
(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.
(C) Interest expense.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

	Gain (loss) on derivatives recognized in net income
	Year Ended December 31,
	2017		2016		2015
Derivatives not designated as hedging instruments:
Futures on equity indices	$(559)	(A)	$817	(A)	$(284)	(A)
Futures on equity indices	(5,829)	(B)	(7,930)	(B)	(527)	(B)
Interest rate swaps	3,280	(A)	(4,541)	(A)	(1,094)	(A)
Interest rate futures	75	(A)	(57)	(A)	(65)	(A)
Interest rate futures	(307)	(B)	(164)	(B)	1	(B)
Interest rate swaptions	(83)	(A)	302	(A)	2,868	(A)
Interest rate swaptions	(280)	(B)	(313)	(B)	(3,115)	(B)
Currency forwards	—	(A)	111	(A)	—	(A)
Other forward contracts	15,326	(B)	4,690	(B)	5,074	(B)
Cross-currency swaps	(56,018)	(A)	85,746	(A)	69,819	(A)
Cross-currency swaps	—	(B)	(1,601)	(B)	—	(B)
Total derivatives not designated as hedging instruments	$(44,395)		$77,060		$72,677
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

The estimated fair value of the GLWB was $11,095 and $5,712 at December 31, 2017, and 2016, respectively. The changes in fair value of the GLWB were $5,383 and $(5,545) for the years ended December 31, 2017, and 2016, respectively.

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

	December 31, 2017
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial		Net
Financial instruments (assets):	recognized assets(1)	instruments	Cash collateral	fair value
Derivative instruments (2)	$52,738	$(47,827)	$(4,911)	$—
Short-term reverse repurchase agreements (3)	23,200	(23,200)	—	—
Total financial instruments (assets)	75,938	(71,027)	(4,911)	—

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

	December 31, 2017
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial		Net
Financial instruments (liabilities):	recognized liabilities (1)	instruments	Cash collateral	fair value
Derivative instruments (4)	93,761	(47,827)	(42,750)	3,184
(1) The gross fair value of derivative instruments and short-term reverse repurchase agreement is not netted against offsetting liabilities for presentation on the consolidated balance sheets.
(2) The estimated fair value of derivative instrument assets is reported in other assets in the consolidated balance sheets. Derivative transactions entered into under ISDA master agreements include income and expense accruals.
(3) The estimated fair value of short-term reverse repurchase agreement assets is reported in short-term investments in the consolidated balance sheets. The collateral is held by an independent third-party custodian under a tri-party agreement.
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

(1) The gross fair value of derivative instruments and short-term reverse repurchase agreement is not netted against offsetting liabilities for presentation on the consolidated balance sheets.
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

8.  Fair Value Measurements

Recurring fair value measurements

The following tables present the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy category:

	Assets and liabilities measured at fair value on a recurring basis
	December 31, 2017
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$1,871,642	$—	$1,871,642
Obligations of U.S. states and their subdivisions	—	2,090,972	—	2,090,972
Corporate debt securities	—	15,696,349	9,738	15,706,087
Asset-backed securities	—	1,717,976	—	1,717,976
Residential mortgage-backed securities	—	64,984	—	64,984
Commercial mortgage-backed securities	—	1,357,609	—	1,357,609
Collateralized debt obligations	—	783,869	—	783,869
Total fixed maturities available-for-sale	—	23,583,401	9,738	23,593,139
Fixed maturities held-for-trading:
U.S. government direct obligations and U.S. agencies	—	16,836	—	16,836
Corporate debt securities	—	3,156	—	3,156
Commercial mortgage-backed securities	—	1,067	—	1,067
Total fixed maturities held-for-trading	—	21,059	—	21,059
Short-term investments	288,302	61,964	—	350,266
Collateral under derivative counterparty collateral agreements	57,820	—	—	57,820
Derivative instruments designated as hedges:
Interest rate swaps	—	7,476	—	7,476
Cross-currency swaps	—	19,958	—	19,958
Derivative instruments not designated as hedges:
Interest rate swaps	—	3,530	—	3,530
Interest rate swaptions	—	75	—	75
Cross-currency swaps	—	20,320	—	20,320
Total derivative instruments	—	51,359	—	51,359
Separate account assets (1)	16,523,630	10,736,532	—	27,660,571
Total assets	$16,869,752	$34,454,315	$9,738	$51,734,214

Liabilities
Collateral under derivative counterparty collateral agreements	5,490	—	—	5,490
Derivative instruments designated as hedges:
Cross-currency swaps	—	51,316	—	51,316
Derivative instruments not designated as hedges:
Interest rate swaps	—	1,628	—	1,628
Cross-currency swaps	—	41,599	—	41,599
Total derivative instruments	—	94,543	—	94,543
Embedded derivatives - GLWB	—	—	11,095	11,095
Separate account liabilities (2)	8	409,266	—	409,274
Total liabilities	$5,498	$503,809	$11,095	$520,402

(1) Included in the total fair value amount are $400 million of investments as of December 31, 2017 for which the fair value is estimated using net asset value per unit as a practical expedient which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy in connection with the adoption of ASU 2015-07.
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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities
	Year Ended December 31, 2017
	Assets	Liabilities
	Fixed maturities available-for-sale	Embedded derivatives - GLWB
	Corporate debt securities
Balances, January 1, 2017	$11,639	$5,712
Realized and unrealized gains (losses) included in:
Net income	—	5,383
Other comprehensive income (loss)	169	—
Settlements	(1,703)	—
Transfers out of Level 3 (1)	(367)	$—
Balances, December 31, 2017	$9,738	$11,095
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at December 31, 2017	$—	$5,383

(1) Transfers out of Level 3 are due primarily to increased observability of inputs in valuation methodologies as evidenced by corroboration of market prices with multiple pricing vendors and internal models.

	Recurring Level 3 financial assets and liabilities
	Year Ended December 31, 2016
	Assets	Liabilities
	Fixed maturities available-for-sale	Embedded derivatives - GLWB
	Corporate debt securities
Balances, January 1, 2016	$4,538	$11,257
Realized and unrealized gains (losses) included in:
Net income	—	(5,545)
Other comprehensive income (loss)	273	—
Settlements	(1,478)	—
Transfers into Level 3 (1)	11,236	—
Transfers out of Level 3 (2)	(2,930)	—
Balances, December 31, 2016	$11,639	$5,712
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at December 31, 2016	$—	$(5,545)

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

	Recurring Level 3 financial assets and liabilities
	Year Ended December 31, 2015
	Assets			Liabilities
	Fixed maturities available-for-sale		Total	Embedded derivatives - GLWB
	Corporate debt securities	Asset-backed securities
January 1, 2015	$5,842	$36	$5,878	$—
Realized and unrealized gains (losses) included in:
Net income	—	—	—	11,257
Other comprehensive income (loss)	(178)	—	(178)	—
Settlements	(1,126)	—	(1,126)	—
Transfers out of Level 3 (1)	—	(36)	(36)	—
Balances, December 31, 2015	$4,538	$—	$4,538	$11,257
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at December 31, 2015	$—	$—	$—	$11,257

(1) Transfers out of Level 3 are due primarily to increased observability of inputs in valuation methodologies as evidenced by corroboration of market prices with multiple pricing vendors and internal models.

The following table presents significant unobservable inputs used during the valuation of certain assets categorized within Level 3 of the recurring fair value measurements table:

	Valuation Technique	Unobservable Input	Range
			December 31, 2017	December 31, 2016
Embedded derivatives - GLWB	Risk neutral stochastic valuation methodology	Equity volatility	15% - 30%	15% - 30%
		Swap curve	1.69% - 2.54%	0.75% - 3.00%
		Mortality rate	Based on the Annuity 2000 Mortality Table	Based on the Annuity 2000 Mortality Table
		Lapse rate	1% - 15%	1% - 15%

Generally, the following will cause an increase (decrease) in GLWB embedded derivative fair value liabilities:

•	An increase (decrease) in equity volatility;

•	A decrease (increase) in interest rates;

•	A decrease (increase) in mortality;

•	A decrease (increase) in lapses.

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
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

Fair value of financial instruments

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments and investments not carried at fair value on a recurring basis:

	December 31, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets
Mortgage loans on real estate	$4,005,187	$4,066,800	$3,558,826	$3,574,240
Policy loans	4,104,094	4,104,094	4,019,648	4,019,648
Limited partnership interests	43,281	45,009	29,345	29,822
Other investments	11,507	41,588	14,382	44,687

Liabilities
Annuity contract benefits without life contingencies	$12,704,401	$12,647,309	$12,291,378	$12,129,631
Policyholders’ funds	280,578	280,578	285,554	285,554
Commercial paper	99,886	99,886	99,049	99,049
Notes payable	543,338	581,097	531,092	495,004

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

Limited partnership interests

Limited partnership interests, accounted for using the cost method, represent the Company’s minority ownership interests in pooled investment funds.  These funds employ varying investment strategies that primarily make private equity investments across diverse industries and geographical focuses.  The net asset value, determined using the partnership financial statement reported capital account or net asset value adjusted for other relevant information which may impact the exit value of the investments, is used as a practical expedient to estimate fair value.  Distributions by these investments are generated from investment gains, from operating income generated by the underlying investments of the funds, and from liquidation of the underlying assets of the funds which are estimated to be liquidated over the next one to 10 years.

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

9. Minimum Guarantees

The Company calculates additional liabilities for GMDB and GLWB. The following assumptions and methodology were used to determine GMDB additional reserves at December 31, 2017, and 2016 .

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

The separate account liabilities subject to the requirements for additional liabilities for GMDB and GLWB, net amount at risk, net of reinsurance, and the weighted average attained age of contract owners for GMDB and GLWB at December 31, 2017, and 2016, were as follows:

	GMDB	GLWB	Total
December 31, 2017
Separate account liability	$64,953	$620,698	$685,651
Net amount at risk, net of reinsurance	$17,705	$1,480	$19,185
Weighted average attained age	70	69	N/A

December 31, 2016
Separate account liability	$55,607	$413,569	$469,176
Net amount at risk, net of reinsurance	$25,891	$2,941	$28,832
Weighted average attained age	71	58	N/A

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The paid and incurred amounts for GMDB and GLWB for the years ended December 31, 2017, 2016, and 2015 were as follows:

	GMDB	GLWB	Total
Additional liability balance:
Balances, January 1, 2015	$5,566	$—	$5,566
Incurred guaranteed benefits	821	4,813	5,634
Paid guaranteed benefits	(920)	—	(920)
Balances, December 31, 2015	5,467	4,813	10,280
Incurred guaranteed benefits	132	(2,740)	(2,608)
Paid guaranteed benefits	(503)	—	(503)
Balances, December 31, 2016	5,096	2,073	7,169
Incurred guaranteed benefits	(294)	3,807	3,513
Paid guaranteed benefits	(819)	—	(819)
Balances, December 31, 2017	$3,983	$5,880	$9,863

The aggregate fair value of equity securities supporting separate accounts with GMDB and GLWB were as follows:

	December 31, 2017	December 31, 2016
Equity securities - GMDB	$64,975	$55,605
Equity securities - GLWB	622,005	412,977
Total	$686,980	$468,582

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

Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. The failure of reinsurers to honor their obligations could result in losses to the Company.  The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.  At December 31, 2017, and 2016, the reinsurance recoverables had carrying values in the amounts of $589,080 and $598,864, respectively.  Included in these amounts are $515,417 and $522,950 at December 31, 2017, and 2016, respectively, associated with reinsurance agreements with related parties.  At December 31, 2017, and 2016, 87% and 87%, respectively, of the total reinsurance receivable was due from CLAC, a related party.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following tables summarize life insurance in-force and total premium income at and for the year ended December 31, 2017:

	Life insurance in-force
	Individual	Group	Total
Written and earned direct	$56,059,075	$41,895,505	$97,954,580
Reinsurance ceded	(10,881,048)	(1,114,637)	(11,995,685)
Reinsurance assumed	53,532,666	—	53,532,666
Net	$98,710,693	$40,780,868	$139,491,561
Percentage of amount assumed to net	54%	—%	38%

	Premium income
	Life insurance	Annuities	Total
Written and earned direct	$373,896	$2,184	$376,080
Reinsurance ceded	(55,945)	(88)	(56,033)
Reinsurance assumed	119,684	—	119,684
Net	$437,635	$2,096	$439,731

The following tables summarizes life insurance in-force and total premium income at and for the year ended December 31, 2016:

	Life insurance in-force
	Individual	Group	Total
Written and earned direct	$54,618,888	$41,809,635	$96,428,523
Reinsurance ceded	(10,568,467)	(833,090)	(11,401,557)
Reinsurance assumed	56,165,011	—	56,165,011
Net	$100,215,432	$40,976,545	$141,191,977
Percentage of amount assumed to net	56%	—%	40%

	Premium income
	Life insurance	Annuities	Total
Written and earned direct	$392,654	$1,998	$394,652
Reinsurance ceded	(52,397)	(81)	(52,478)
Reinsurance assumed	123,175	—	123,175
Net	$463,432	$1,917	$465,349

The following table summarizes total premium income for the year ended December 31, 2015:

	Premium income
	Life insurance	Annuities	Total
Written and earned direct	$368,442	$503	$368,945
Reinsurance ceded	(48,107)	(86)	(48,193)
Reinsurance assumed	124,798	—	124,798
Net	$445,133	$417	$445,550

Reinsurance recoveries for life and other policy benefits were $33,737, $39,520, and $23,179 for the years ended December 31, 2017, 2016, and 2015, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

11.  Deferred Acquisition Costs and Value of Business Acquired

The following table summarizes activity in DAC and VOBA:

	DAC	VOBA	Total
Balances, January 1, 2015	$353,408	$25,286	$378,694
Capitalized additions	63,093	—	63,093
Amortization and writedowns	(96,095)	(4,493)	(100,588)
Unrealized investment (gains) losses	73,012	(68)	72,944
Balances, December 31, 2015	393,418	20,725	414,143
Capitalized additions	93,222	—	93,222
Amortization and writedowns	(29,317)	(1,992)	(31,309)
Unrealized investment (gains) losses	10,522	112	10,634
Balances, December 31, 2016	467,845	18,845	486,690
Capitalized additions	105,814	—	105,814
Amortization and writedowns	(20,862)	1,134	(19,728)
Unrealized investment (gains) losses	(54,358)	92	(54,266)
Balances, December 31, 2017	$498,439	$20,071	$518,510

The estimated future amortization of VOBA for the years ended December 31, 2018 through December 31, 2022, is approximately $3,800 per annum.

12.  Goodwill and Other Intangible Assets

The balance of goodwill, all of which is within the Empower Retirement segment, at December 31, 2017, and 2016 was $137,683.

The following tables summarize other intangible assets, all of which are within the Empower Retirement segment:

	December 31, 2017
	Gross carrying	Accumulated
	amount	amortization	Net book value
Customer relationships	$47,580	$(30,495)	$17,085
Non-competition	362	(362)	—
Total	$47,942	$(30,857)	$17,085

	December 31, 2016
	Gross carrying	Accumulated
	amount	amortization	Net book value
Customer relationships	$47,580	$(27,517)	$20,063
Non-competition	1,325	(1,301)	24
Total	$48,905	$(28,818)	$20,087

Amortization expense for other intangible assets included in general insurance expenses was $3,002, $3,732, and $4,096 for the years ended December 31, 2017, 2016, and 2015, respectively.  Except for goodwill, the Company has no intangible assets with indefinite lives.

The estimated future amortization of other intangible assets using current assumptions, which are subject to change, for the years ended December 31, 2018 through December 31, 2022, is approximately $1,800 per annum.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

13.  Commercial Paper

The Company maintains a commercial paper program that is partially supported by a $50,000 corporate credit facility.

The following table provides information regarding the Company’s commercial paper program:

	December 31,
	2017	2016
Face value	$99,886	$99,049
Carrying value	$99,886	$99,049
Effective interest rate	1.4%-1.7%	0.7%-0.8%
Maturity range (days)	19 - 67	10 - 30

14.  Stockholder’s Equity and Dividend Restrictions

At December 31, 2017, and 2016, the Company had 50,000,000 shares of $1 par value preferred stock authorized, none of which was issued or outstanding at either date.  In addition, the Company has 50,000,000 shares of $1 par value common stock authorized, 7,320,176 and 7,292,708 of which were issued and outstanding at December 31, 2017, and 2016, respectively.

The Company’s net income and capital and surplus, as determined in accordance with statutory accounting principles and practices as prescribed by the National Association of Insurance Commissioners (“NAIC”), is as follows:

	Year Ended December 31,				December 31,
	2017	2016	2015		2017	2016
Net income	$170,018	$100,657	$187,232	Capital and surplus	$1,129,510	$1,053,333

Regulatory compliance is determined by a ratio of a company’s total adjusted capital (“TAC”) to its authorized control level risk-based capital (“ACL”), as determined in accordance with statutory accounting principles and practices as prescribed by the NAIC.  Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is 200% of ACL.  The Company’s risk-based capital ratio was in excess of the required amount as of December 31, 2017.

Dividends are paid as determined by the Board of Directors, subject to restrictions as discussed below.  During the years ended December 31, 2017, 2016, and 2015, the Company paid dividends in the amounts of $145,301, $125,691, and $139,533, respectively, to its parent company, GWL&A Financial.

As an insurance company domiciled in the State of Colorado, the Company is required to maintain a minimum of $2,000 of capital and surplus. In addition, the maximum amount of dividends which can be paid to stockholders by insurance companies domiciled in the State of Colorado, without prior approval of the Insurance Commissioner, is subject to restrictions relating to statutory capital and surplus and statutory net gain from operations. As filed with the Colorado Division of Insurance, the statutory capital and surplus and net gain from operations at and for the year ended December 31, 2017, were $1,129,510 and $169,483 , respectively.  Based on the as filed amounts, the Company may pay an amount up to $112,951 of dividends during the year ended December 31, 2018, without the prior approval of the Colorado Insurance Commissioner.  Prior to any payments of dividends, the Company seeks approval from the Colorado Insurance Commissioner.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

15. Other Comprehensive Income

The following table presents the accumulated balances for each classification of other comprehensive income (loss):

	Year Ended December 31, 2017
	Unrealized holding gains (losses) arising on fixed maturities, available-for-sale (1)	Unrealized holding gains (losses) arising on cash flow hedged (2)	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment (3)	Total
Balances, January 1, 2015	$784,183	$33,141	$(108,194)	$(106,112)	$603,018
OCI before reclassifications	(643,880)	31,061	65,245	19,730	(527,844)
Deferred income tax benefit (expense)	225,358	(10,871)	(22,836)	(6,905)	184,746
AOCI before reclassification, net of tax	(418,522)	20,190	42,409	12,825	(343,098)
Amounts reclassified from AOCI	(40,217)	(12,380)	—	11,856	(40,741)
Deferred income tax benefit (expense)	14,076	4,333	—	(4,150)	14,259
Amounts reclassified from AOCI, net of tax	(26,141)	(8,047)	—	7,706	(26,482)
Balances, December 31, 2015	339,520	45,284	(65,785)	(85,581)	233,438
OCI before reclassifications	20,295	44,776	10,983	(7,315)	68,739
Deferred income tax benefit (expense)	(7,103)	(15,672)	(3,844)	2,560	(24,059)
AOCI before reclassification, net of tax	13,192	29,104	7,139	(4,755)	44,680
Amounts reclassified from AOCI	(63,022)	(11,249)	—	9,281	(64,990)
Deferred income tax benefit (expense)	22,058	3,937	—	(3,248)	22,747
Amounts reclassified from AOCI, net of tax	(40,964)	(7,312)	—	6,033	(42,243)
Balances, December 31, 2016	311,748	67,076	(58,646)	(84,303)	235,875
OCI before reclassifications	377,605	(73,726)	(88,648)	7,283	222,514
Deferred income tax benefit (expense)	(132,162)	25,804	31,027	(2,549)	(77,880)
AOCI before reclassification, net of tax	245,443	(47,922)	(57,621)	4,734	144,634
Amounts reclassified from AOCI	(29,710)	(4,498)	—	6,982	(27,226)
Deferred income tax benefit (expense)	10,399	1,574	—	(2,444)	9,529
Amounts reclassified from AOCI, net of tax	(19,311)	(2,924)	—	4,538	(17,697)
Impact of tax reform	7,007	87,299	—	(16,161)	78,145
Balances, December 31, 2017	$544,887	$103,529	$(116,267)	$(91,192)	$440,957
(1) Reclassifications affect Other realized investment gains(losses), net on the consolidated statements of income.
(2) Reclassifications affect net investment income on the consolidated statements of income, except for $2,954 and $2,657 (before tax) which affected interest expense for the years ended December 31, 2017 and 2016, respectively.
(3) The adjustments for defined benefit plans are included in the computation of net periodic (benefit) cost of employee benefit plans (see note 17 for additional details).

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

16.  General Insurance Expenses

The following table summarizes the significant components of general insurance expenses:

	Year Ended December 31,
	2017	2016	2015
Compensation	$646,595	$625,364	$564,008
Commissions	241,357	222,028	206,360
Other	309,661	333,835	308,628
Total general insurance expenses	$1,197,613	$1,181,227	$1,078,996

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following tables provide a reconciliation of the changes in the benefit obligations, fair value of plan assets and the underfunded status for the Company’s Defined Benefit Pension, Post-Retirement Medical, and Supplemental Executive Retirement plans:

	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Change in projected benefit obligation:
Benefit obligation, January 1	$592,290	$560,817	$19,031	$16,637	$44,501	$43,858	$655,822	$621,312
Service cost	3,506	(1,403)	1,457	1,246	(16)	294	4,947	137
Interest cost	24,205	25,263	758	713	1,620	1,775	26,583	27,751
Actuarial (gain) loss	40,840	24,928	(1,216)	1,408	(1,872)	1,911	37,752	28,247
Regular benefits paid	(19,737)	(17,315)	(701)	(973)	(3,336)	(3,337)	(23,774)	(21,625)
Curtailments	(17,244)	—	—	—	—	—	(17,244)	—
Amendment	1,852	—	—	—	24	—	1,876	—
Benefit obligation, December 31	$625,712	$592,290	$19,329	$19,031	$40,921	$44,501	$685,962	$655,822
Accumulated benefit obligation	$625,712	$575,024	$19,329	$19,031	$40,921	$43,098	$685,962	$637,153

During 2017, the Company approved an amendment to the Defined Benefit Pension Plan freezing all benefit accruals for pension-eligible participants as of December 31, 2017.  The Company also approved an amendment to provide pension-eligible employees with full credit for their anniversary year of services that began in 2017, even if the participants had not completed 1,000 hours of service as of December 31, 2017.  The impact of the Plan freeze was reflected on September 25, 2017, and in accordance with ASC 715 Compensation - Retirement Benefits, resulted in a curtailment gain in the amount of $17,244. Additionally, as a result of the amendment to provide an additional year of service credit, prior service cost in the amount of $1,852 was recorded in other comprehensive income as of December 31, 2017.  Under a curtailment due to a plan freeze, any unrecognized prior service cost included in other comprehensive income associated with the employees affected by the pension plan freeze must be fully recognized in benefit cost in determining the net gain or loss to be recognized for the curtailment.  Additionally, the curtailment gain recognized in the income statement is offset by accelerating, in an equal amount, the recognition of any actuarial gain or loss in other comprehensive income. $15,392 of actuarial loss was recognized from other comprehensive income to offset the net curtailment gain.  As a result, the net impact to the income statement was zero.

	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Change in plan assets:
Value of plan assets, January 1	$453,087	$427,131	$—	$—	$—	$—	$453,087	$427,131
Actual return on plan assets	50,292	43,271	—	—	—	—	50,292	43,271
Employer contributions	—	—	701	973	3,337	3,337	4,038	4,310
Benefits paid	(19,737)	(17,315)	(701)	(973)	(3,337)	(3,337)	(23,775)	(21,625)
Value of plan assets, December 31	$483,642	$453,087	$—	$—	$—	$—	$483,642	$453,087

	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	December 31,		December 31,		December 31,		December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Under funded status at December 31	$(142,070)	$(139,203)	$(19,329)	$(19,031)	$(40,921)	$(44,501)	$(202,320)	$(202,735)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following table presents amounts recognized in the consolidated balance sheets for the Company’s Defined Benefit Pension, Post-Retirement Medical, and Supplemental Executive Retirement plans:

	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	December 31,		December 31,		December 31,		December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Amounts recognized in consolidated balance sheets:
Other liabilities	$(142,070)	$(139,203)	$(19,329)	$(19,031)	$(40,921)	$(44,501)	$(202,320)	$(202,735)
Accumulated other comprehensive income (loss)	(121,645)	(133,055)	6,276	5,715	(66)	(2,360)	(115,435)	(129,700)

The following table provides information regarding amounts in AOCI that have not yet been recognized as components of net periodic benefit cost at December 31, 2017:

	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax
Net gain (loss)	$(121,645)	$(96,098)	$6,105	$4,823	$1,157	$914	$(114,383)	$(90,361)
Net prior service (cost) credit	—	—	171	135	(1,223)	(966)	(1,052)	(831)
	$(121,645)	$(96,098)	$6,276	$4,958	$(66)	$(52)	$(115,435)	$(91,192)

The following table provides information regarding amounts in AOCI that are expected to be recognized as components of net periodic benefit costs during the year ended December 31, 2018:

	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax
Net gain (loss)	$(2,336)	$(1,845)	$276	$218	$45	$36	$(2,015)	$(1,591)
Prior service (cost) credit	—	—	20	16	(324)	(256)	(304)	(240)
	$(2,336)	$(1,845)	$296	$234	$(279)	$(220)	$(2,319)	$(1,831)

The expected benefit payments for the Company’s Defined Benefit Pension, Post-Retirement Medical, and Supplemental Executive Retirement plans for the years indicated are as follows:

	Defined Benefit Pension Plan	Post-Retirement Medical Plan	Supplemental Executive Retirement Plan
2018	$20,286	$795	$2,515
2019	21,396	855	2,520
2020	22,737	873	2,480
2021	24,688	940	2,446
2022	26,676	1,003	10,180
2023 through 2027	158,881	6,579	13,065

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

Net periodic (benefit) cost of the Defined Benefit Pension, Post-Retirement Medical, and Supplemental Executive Retirement plans included in general insurance expenses in the accompanying consolidated statements of income includes the following components:

	Defined Benefit Pension Plan
	Year Ended December 31,
	2017	2016	2015
Components of net periodic cost:
Service cost	$3,506	$(1,403)	$12,851
Interest cost	24,205	25,263	23,987
Expected return on plan assets	(20,626)	(22,339)	(28,345)
Amortization of unrecognized prior service cost	—	—	13
Amortization of loss from earlier periods	7,190	10,260	12,398
Net periodic cost	$14,275	$11,781	$20,904

	Post-Retirement Medical Plan
	Year Ended December 31,
	2017	2016	2015
Components of net periodic benefit:
Service cost	$1,457	$1,246	$1,042
Interest cost	758	713	560
Amortization of unrecognized prior service benefit	(453)	(1,102)	(1,640)
Amortization of gain from earlier periods	(202)	(317)	(511)
Net periodic benefit	$1,560	$540	$(549)

	Supplemental Executive Retirement Plan
	Year Ended December 31,
	2017	2016	2015
Components of net periodic cost:
Service cost	$(16)	$294	$282
Interest cost	1,620	1,775	2,122
Amortization of unrecognized prior service cost	501	501	933
Amortization of loss from earlier periods	(54)	(61)	663
Net periodic cost	$2,051	$2,509	$4,000

The following tables present the assumptions used in determining benefit obligations of the Defined Benefit Pension, Post-Retirement Medical, and the Supplemental Executive Retirement plans:

	Defined Benefit Pension Plan
	December 31,
	2017	2016
Discount rate	3.71%	4.20%
Rate of compensation increase	4.47%	4.47%

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

	Post-Retirement Medical Plan
	December 31,
	2017	2016
Discount rate	3.63%	4.05%
Initial health care cost trend	6.50%	6.75%
Ultimate health care cost trend	5.00%	5.00%
Year ultimate trend is reached	2024	2024

	Supplemental Executive Retirement Plan
	December 31,
	2017	2016
Discount rate	3.43%	3.80%
Rate of compensation increase	4.00%	4.00%

During 2017, the Company adopted the Society of Actuaries Mortality Improvement Scale (MP-2017).

During 2016, the Company adopted the Society of Actuaries Mortality Improvement Scale (MP-2016).

The following tables present the assumptions used in determining the net periodic (benefit) cost of the Defined Benefit Pension, Post-Retirement Medical, and the Supplemental Executive Retirement plans:

	Defined Benefit Pension Plan
	Year Ended December 31,
	2017	2016
Discount rate	4.20%	4.55%
Expected return on plan assets	5.25%	6.00%
Rate of compensation increase	4.47%	4.47%

	Post-Retirement Medical Plan
	Year Ended December 31,
	2017	2016
Discount rate	4.05%	4.31%
Initial health care cost trend	6.75%	7.00%
Ultimate health care cost trend	5.00%	5.00%
Year ultimate trend is reached	2024	2024

	Supplemental Executive Retirement Plan
	Year Ended December 31,
	2017	2016
Discount rate	3.80%	4.22%
Rate of compensation increase	4.00%	4.00%

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following table presents the impact on the Post-Retirement Medical Plan that a one-percentage-point change in assumed health care cost trend rates would have on the following:

	One percentage point increase	One percentage point decrease
Increase (decrease) on total service and interest cost on components	$371	$(309)
Increase (decrease) on post-retirement benefit obligation	2,524	(2,157)

The following table presents how the Company’s Defined Benefit Pension Plan assets are invested:

	December 31,
	2017	2016
Equity securities	47%	45%
Debt securities	45%	39%
Other	8%	16%
Total	100%	100%

The following tables present information about the Defined Benefit Retirement Plan’s assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation approach utilized to determine such fair value:

	Defined benefit plan assets measured at fair value on a recurring basis
	December 31, 2017
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Common collective trust funds: (1)
Equity index funds	$—	$—	$—	$32,596
Midcap index funds	—	—	—	31,717
World equity index funds	—	—	—	60,216
U.S. equity market funds	—	—	—	46,400
International equity funds	—	—	—	15,382
Total common collective trust funds	—	—	—	186,311
Fixed maturity investments:
U.S. government direct obligations and agencies	—	4,608	—	4,608
Obligations of U.S. states and their municipalities	—	18,775	—	18,775
Corporate debt securities	—	183,462	1,108	184,570
Asset-backed securities	—	10,569	—	10,569
Commercial mortgage-backed securities	—	2,475	—	2,475
Total fixed maturity investments	—	219,889	1,108	220,997
Equity investments:
Fixed income mutual funds	27,516	—	—	27,516
Equity mutual funds	15,609	—	—	15,609
Preferred stock	704	—	—	704
Total equity investments	43,829	—	—	43,829
Limited partnership investments (1)	—	—	—	7,465
Money market funds	29,576	—	—	29,576
Total defined benefit plan assets	$73,405	$219,889	$1,108	$488,178
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

The following tables present additional information about assets of the Defined Benefit Retirement Plan measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets
	Corporate debt securities
	Year Ended December 31,
	2017	2016
Balance, January 1	$1,316	$—
Unrealized gains relating to instruments still held at reporting period	19	54
Settlements	(227)	(213)
Transfers into Level 3 (1)	—	1,475
Balance, December 31	$1,108	$1,316

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

The following table presents the target allocation of invested Defined Benefit Pension Plan assets at December 31, 2018:

December 31, 2018
Equity securities	30%
Debt securities	52%
Other	18%
Total	100%

Management estimates the value of these investments will be recoverable.  The Company does not expect any plan assets to be returned to it during the year ended December 31, 2018.  The Company expects to make payments of approximately $795 with respect to its Post-Retirement Medical Plan and $2,515 with respect to its Supplemental Executive Retirement Plan during the year ended December 31, 2018.

Other employee benefit plans

The Company offers an unfunded, non-qualified deferred compensation plan to a select group of management and highly compensated individuals.  Participants defer a portion of their compensation and realize potential market gains or losses on the invested contributions.  The program is not qualified under Section 401 of the Internal Revenue Code.  Participant balances, which are included in other liabilities in the accompanying consolidated balance sheets, are $27,284 and $21,758 at December 31, 2017, and December 31, 2016, respectively.

The Company sponsors a qualified defined contribution benefit plan covering all employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service (“IRS”). Currently, the Company matches a percentage of employee contributions in cash. The Company recognized $14,937, $12,364, and $13,016 in expense related to this plan for the years ended December 31, 2017, 2016, and 2015, respectively.

18.  Income Taxes

The provision for income taxes is comprised of the following:

	Year Ended December 31,
	2017	2016	2015
Current	$84,445	$32,031	$76,842
Deferred	(167,059)	53,481	21,682
Total income tax provision	$(82,614)	$85,512	$98,524

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective federal income tax rate:

	Year Ended December 31,
	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
Income tax effect of:
Federal tax rate change resulting from tax reform	(61.4)%	—%	—%
Investment income not subject to federal tax	(4.3)%	(3.0)%	(3.0)%
Tax credits	(0.3)%	(6.9)%	(0.2)%
State income taxes, net of federal benefit	2.3%	2.3%	3.2%
Other, net	(0.1)%	(0.4)%	(0.9)%
Effective federal income tax rate	(28.8)%	27.0%	34.1%

On December 22, 2017, H.R. 1, the Tax Reconciliation Act (the “Act”), was enacted. The legislation, which is generally effective for tax years beginning on January 1, 2018, represents significant U.S. tax reform and revises the Internal Revenue Code by, among other items, lowering the federal corporate income tax rate from 35% to 21% and modifying how the U.S. taxes multinational entities.

The decrease in the federal corporate income tax rate caused the Company to revalue its deferred tax balances at the new 21% rate, resulting in the recognition of a $175,842 deferred tax benefit and a 61.4% decrease to the Company’s 2017 overall effective income tax rate. The impact of tax reform recognized in Accumulated Other Comprehensive Income was $78,145. This balance was transferred to Retained Earnings on the Balance Sheet.

A reconciliation of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$17,268	$23,093	$26,890
Additions to tax positions in the current year	13,461	—	1,383
Additions to tax positions in the prior year	—	1,902	50
Reductions to tax positions from statutes expiring	—	(7,727)	(5,230)
Balance, end of year	$30,729	$17,268	$23,093

There were no tax benefits included in the unrecognized tax benefits of $30,729 at December 31, 2017, that would impact the annual effective tax rate. The Company anticipates a decrease in its unrecognized tax benefits of $8,000 to $10,000 in the next twelve months, primarily due to changes in the composition of the consolidated group.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in current income tax expense.  The Company recognized an increase of $553 and decreases of $153, and $193 in interest and penalties related to the uncertain tax positions during the years ended December 31, 2017, 2016, and 2015, respectively.  The Company had approximately $1,417 and $864 accrued for the payment of interest and penalties at December 31, 2017, and 2016, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years 2013 and prior.  Tax years 2014 through 2016 are open to federal examination by the I.R.S.  The Company does not expect significant increases or decreases to unrecognized tax benefits relating to federal, state, or local audits.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities.  The tax effect of temporary differences, which give rise to the deferred tax assets and liabilities, is as follows:

	December 31,
	2017		2016
	Deferred	Deferred	Deferred	Deferred
	tax asset	tax liability	tax asset	tax liability
Policyholder reserves	$—	$146,294	$—	$278,632
Deferred acquisition costs	—	20,405	—	28,071
Investment assets	—	185,940	—	233,583
Policyholder dividends	5,244	—	8,583	—
Net operating loss carryforward	32,662	—	96,693	—
Pension plan accrued benefit liability	51,289	—	83,562	—
Goodwill	—	23,287	—	35,306
Experience rated refunds	9,988	—	6,654	—
Tax credits	169,692	—	168,597	—
Other	13,848	—	19,592	—
Total deferred taxes	$282,723	$375,926	$383,681	$575,592

The deferred tax amounts presented above with respect to investments, future policy benefits, and deferred acquisition costs include $141,458 and $172,405 related to amounts recognized through other comprehensive income at December 31, 2017, and 2016, respectively.

The Company, together with certain of its subsidiaries, and Lifeco U.S. have entered into an income tax allocation agreement whereby Lifeco U.S. files a consolidated federal income tax return.  Under the agreement, these companies are responsible for and will receive the benefits of any income tax liability or benefit computed on a separate tax return basis.

As of December 31, 2017, the subsidiaries had net operating loss carry forwards expiring as follows:

Year	Amount
2023	65,209
2028	2,215
Total	$67,424

During the years ended December 31, 2017, 2016, and 2015, the Company generated $120, $215, and $3,295 of Guaranteed Federal Low Income Housing tax credit carryforwards, respectively.  As of December 31, 2017, the total credit carryforward for Low Income Housing is $142,089.  These credits will begin to expire in 2030.

The Company generated $3,474 of foreign tax credit during the year ended December 31, 2017. During the years ended December 31, 2010 through December 31, 2016, the Company generated credit carryforwards of $23,984. The Company determined in 2016 to amend its prior year previously filed federal income tax returns in order to elect to claim foreign tax credits in lieu of foreign tax expense. These credits will begin to expire in 2020.

Included in due from parent and affiliates at December 31, 2017, and 2016 is $41,694 and $35,093, respectively, of income taxes receivable primarily from Lifeco U.S. related to the consolidated income tax return filed by the Company and certain subsidiaries.

Included in the consolidated balance sheets at December 31, 2017, and 2016 is $5,845 and $7,819, respectively, of income taxes receivable in other assets primarily related to the separate state income tax returns filed by certain subsidiaries.

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

Other

The Company’s Other reporting segment is substantially comprised of activity under the assumption of reinsurance between GWSC and CLAC (“the GWSC operating segment”), corporate items not directly allocated to the other operating segments, the impact of tax reform and interest expense on long-term debt.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following tables summarize segment financial information:

	Year Ended December 31, 2017
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$357,244	$2,172	$80,315	$439,731
Fee income	110,128	943,038	6,956	1,060,122
Other revenue	—	9,611	—	9,611
Net investment income	738,002	434,677	47,374	1,220,053
Realized investments gains (losses), net	32,652	13,752	(1)	46,403
Total revenues	1,238,026	1,403,250	134,644	2,775,920
Benefits and expenses:
Policyholder benefits	953,371	206,544	81,219	1,241,134
Operating expenses	169,234	998,431	80,619	1,248,284
Total benefits and expenses	1,122,605	1,204,975	161,838	2,489,418
Income (loss) before income taxes	115,421	198,275	(27,194)	286,502
Income tax expense (benefit)	38,605	64,252	(185,471)	(82,614)
Net income	$76,816	$134,023	$158,277	$369,116

	December 31, 2017
	Individual	Empower
	Markets	Retirement	Other	Total
Assets:
Investments	$17,791,097	$12,472,906	$1,873,279	$32,137,282
Other assets	1,465,544	1,027,458	154,312	2,647,314
Separate account assets	8,494,248	19,166,323	—	27,660,571
Assets of continuing operations	$27,750,889	$32,666,687	$2,027,591	62,445,167
Assets of discontinued operations				16,095
Total assets				$62,461,262

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

Compensation Expense Related to Share-Based Compensation

The compensation expense related to share-based compensation was as follows:

	Year Ended December 31,
	2017	2016	2015
Lifeco Stock Plan	$1,460	$2,190	$1,655
Performance Share Unit Plan	7,207	5,318	2,320
Total compensation expense	$8,667	$7,508	$3,975
Income tax benefits	$2,832	$2,458	$1,143

The following table presents the total unrecognized compensation expense related to share-based compensation at December 31, 2017, and the expected weighted average period over which these expenses will be recognized:

	Expense	Weighted average period (years)
Lifeco Stock Plan	$1,673	1.6
Performance Share Unit Plan	5,179	1.3

Equity Award Activity

During the year ended December 31, 2017, Lifeco granted 434,300 stock options to employees of the Company.  These stock options vest over five - year periods ending in 2022.  Compensation expense of $1,195 will be recognized in the Company’s financial statements over the vesting period of these stock options using the accelerated method of recognition.

The following table summarizes the status of, and changes in, the Lifeco plan options granted to Company employees which are outstanding.  The options granted relate to underlying stock traded in Canadian dollars on the Toronto Stock Exchange; therefore, the amounts, which are presented in United States dollars, will fluctuate as a result of exchange rate fluctuations.

		Weighted average
	Shares under option	Exercise price (Whole dollars)	Remaining contractual term (Years)	Intrinsic value (1)
Outstanding, January 1, 2017	4,062,001	$23.25
Granted	434,300	29.26
Exercised	(655,384)	24.58
Cancelled and expired	(393,942)	28.35
Outstanding, December 31, 2017	3,446,975	24.88	6.3	$11,012
Vested and expected to vest, December 31, 2017	3,446,975	$24.88	6.3	$11,012
Exercisable, December 31, 2017	2,190,591	$23.22	5.3	$10,327

(1) The aggregate intrinsic value is calculated as the difference between the market price of Lifeco common shares on December 31, 2017, and the exercise price of the option (only if the result is positive) multiplied by the number of options.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

The following table presents additional information regarding stock options under the Lifeco plan:

	Year Ended December 31,
	2017	2016	2015
Weighted average fair value of options granted	$2.75	$2.74	$3.33
Intrinsic value of options exercised (1)	2,869	2,102	4,234
Fair value of options vested	2,203	1,605	1,670

(1) The intrinsic value of options exercised is calculated as the difference between the market price of Lifeco common shares on the date of exercise and the exercise price of the option multiplied by the number of options exercised.

The fair value of the options granted during the years ended December 31, 2017, 2016, and 2015 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2017	2016	2015
Dividend yield	3.98%	3.99%	3.66%
Expected volatility	13.99%	19.03%	19.10%
Risk free interest rate	1.25%	0.80%	0.90%
Expected duration (years)	6.0	6.0	6.0

Liability Award Activity

The following table summarizes the status of, and changes in, the Performance Share Unit Plan units granted to Company employees which are outstanding:

Performance Units
Outstanding, January 1, 2017	598,911
Granted	290,895
Forfeited	(77,957)
Exercised	(130,339)
Outstanding, December 31, 2017	681,510

Vested and expected to vest, December 31, 2017	681,510

The cash payment in settlement of the Performance Share Unit Plan units was $3,398 and $3,988 for the years ended December 31, 2017, and 2016, respectively.

21.  Commitments and Contingencies

Commitments

The following table summarizes the Company’s future purchase obligations and commitments:

	Payment due by period
	Less than one year	One to three years	Three to five years	More than five years	Total
Related party long-term debt - principal (1)	$—	$—	$—	$540,400	$540,400
Related party long-term debt - interest (2)	26,796	53,591	53,591	468,942	602,920
Investment purchase obligations (3)	312,152	1,090	—	—	313,242
Operating leases (4)	15,467	23,703	7,000	13	46,183
Other liabilities (5)	39,499	33,261	40,487	19,644	132,891
Total	$393,914	$111,645	$101,078	$1,028,999	$1,635,636

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

(1) Related party long-term debt principal - Represents contractual maturities of principal due to the Company’s parent, GWL&A Financial, under the terms of three long-term surplus notes.  The amounts shown in this table differ from the amounts included in the Company’s consolidated balance sheet because the amounts shown above do not consider the discount upon the issuance of one of the surplus notes.

(2) Related party long-term debt interest - One long-term surplus note bears interest at a fixed rate through maturity. The second surplus note bears a variable interest rate plus the then-current three-month London Interbank Offering Rate (“LIBOR”).  The third long-term surplus note bears interest at a fixed rate through maturity. The interest payments shown in this table are calculated based upon the contractual rates in effect on December 31, 2017 and do not consider the impact of future interest rate changes.

(3)  Investment purchase obligations - The Company makes commitments to fund partnership interests, mortgage loans on real estate, and other investments in the normal course of its business.  As the timing of the fulfillment of the commitment to fund partnership interests cannot be predicted, such obligations are presented in the less than one year category.  The timing of the funding of mortgage loans on real estate is based on the expiration date of the commitment. The amounts of these unfunded commitments at December 31, 2017, and 2016, were as follows:

	December 31, 2017	December 31, 2016
Due in less than one year	$312,152	$438,458
Due within one to three years	1,090	—
Total	$313,242	$438,458

Included in the total unfunded commitments at December 31, 2017, and 2016, is $114,726 and $93,440, respectively, related to cost basis limited partnership interests, all of which is due within one year from the dates indicated.

(4)  Operating leases - The Company is obligated to make payments under various non-cancelable operating leases, primarily for office space. Contractual provisions exist that could increase the lease obligations presented, including operating expense escalation clauses. Management does not consider the impact of any such clauses to be material to the Company’s operating lease obligations. The Company incurred rent expense, net of sublease income, of $13,433, $12,575, and $12,050 for the years ended December 31, 2017, 2016, and 2015, respectively and is recorded in general insurance expense. The Company’s total future operating lease obligation will be reduced by minimum reimbursement of $5,938 due in the future under non-cancelable agreements.

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
·                  Unrecognized tax benefits

The Company has a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility expires on March 1, 2018.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth, of $1,100,000, as defined in the credit facility agreement (both compiled on the unconsolidated statutory accounting basis prescribed by the NAIC), for each quarter ending after December 31, 2016.  The Company was in compliance with all covenants at December 31, 2017, and 2016. At December 31, 2017, and 2016 there were no outstanding amounts related to the current and prior credit facilities.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share Amounts)

GWL&A Financial has a letter of credit for the benefit of GWSC for capital support in the amount of $70 million and which renews annually until the Company terminates it under the provisions specified in the agreement.  Additionally, GWL&A Financial terminated a letter of credit on December 21, 2017 in the amount of $1,141 million which was for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities. This letter of credit was replaced with an excess of loss reinsurance agreement with a third party reinsurer. At December 31, 2017, and 2016, there were no outstanding amounts related to the letters of credit.

In addition, the Company has other letters of credit with a total amount of $9,095, renewable annually for an indefinite period of time. At December 31, 2017, and 2016, there were no outstanding amounts related to those letters of credit.

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

22.  Subsequent Events

On February 1, 2018, the Company’s Board of Directors declared dividends of $24,001, payable on March 30, 2018, to its sole shareholder, GWL&A Financial.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Schedule III
Supplemental Insurance Information
(In Thousands)

	As of and for the Year Ended December 31, 2017
	Individual Markets Segment	Empower Retirement Segment	Other Segment	Total
Deferred acquisition costs	$352,203	$146,236	$—	$498,439
Future policy benefits, losses, claims, and expenses	17,200,360	12,432,371	370,098	30,002,829
Unearned premium reserves	46,098	—	—	46,098
Other policy claims and benefits payable	696,778	753	28,684	726,215
Premium income	357,244	2,172	80,315	439,731
Net investment income	738,002	434,677	47,374	1,220,053
Benefits, claims, losses, and settlement expenses	953,371	206,544	81,219	1,241,134
Amortization of deferred acquisition costs	24,683	(3,821)	—	20,862
Other operating expenses	144,551	1,002,252	80,619	1,227,422

	As of and for the Year Ended December 31, 2016
	Individual Markets Segment	Empower Retirement Segment	Other Segment	Total
Deferred acquisition costs	$340,532	$127,313	$—	$467,845
Future policy benefits, losses, claims, and expenses	16,420,554	12,019,243	387,181	28,826,978
Unearned premium reserves	45,921	—	—	45,921
Other policy claims and benefits payable	694,965	713	27,229	722,907
Premium income	379,127	1,853	84,369	465,349
Net investment income	798,557	428,327	49,675	1,276,559
Benefits, claims, losses, and settlement expenses	969,182	206,143	65,698	1,241,023
Amortization of deferred acquisition costs	45,944	(16,627)	—	29,317
Other operating expenses	129,072	1,018,756	69,096	1,216,924

	As of and for the Year Ended December 31, 2015
	Individual Markets Segment	Empower Retirement Segment	Other Segment	Total
Premium income	360,783	533	84,234	445,550
Net investment income	801,935	398,639	53,856	1,254,430
Benefits, claims, losses and settlement expenses	931,631	201,791	101,205	1,234,627
Amortization of deferred acquisition costs	55,876	40,219	—	96,095
Other operating expenses	103,843	952,345	65,890	1,122,078

Item 9.
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no change in the Company’s independent registered public accounting firm nor have there been any disagreements on accounting or financial disclosure matters.

Item 9A.
Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the President and Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2017.  Based upon that evaluation, the President and Chief Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective as of December 31, 2017.

As of December 31, 2017, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, using criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on the criteria in the COSO (2013) Framework, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a15(f) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.
Other Information

None.

Part III
Item 10.
Directors and Executive Officers of the Registrant

10.1  Identification of Directors

Director	Age	Served as a Director from	Principal Occupation(s) for Last Five Years
John L. Bernbach (5) (6)	74	2006
CEO of The Bernbach Group since July 2015; previously Vice Chairman, Engine since January 2015; previously Chief Executive Officer, Engine USA since July 2013; previously Chief Operating Officer, Engine USA

Marcel Coutu (1) (2) (4) (6) (7)	64	2014	Corporate Director since January 2014; previously President and Chief Executive Officer, Canadian Oil Sands Limited
André Desmarais (1) (2) (4) (6) (7) (8)	61	1997	Deputy Chairman, President and Co-Chief Executive Officer, Power Corporation; Executive Co-Chairman, Power Financial Corporation
Paul Desmarais, Jr. (1) (2) (4) (6) (7) (8)	63	1991	Chairman and Co-Chief Executive Officer, Power Corporation; Executive Co-Chairman, Power Financial Corporation
Gary A. Doer (1) (2) (7)	69	2016	Senior Business Advisor, Dentons Canada LLP since August 2016; previously Canada’s Ambassador to the United States
Gregory J. Fleming (1) (2) (7)	55	2016	Chief Executive Officer, Rockefeller Capital Management since October 2017; previously Corporate Director since October 2015; previously President of Morgan Stanley Investment Management
Claude Généreux (1) (2) (4) (7)	55	2015	Executive Vice President, Power Corporation and Power Financial Corporation since March 2015; previously Senior Partner of McKinsey & Company
Alain Louvel (3) (5)	72	2006	Corporate Director
Paul A. Mahon (1) (2) (4)	54	2013	President and Chief Executive Officer, Lifeco, Great-West Life, CLAC and London Life
Jerry E.A. Nickerson (3)	81	1994	Chairman of the Board, H.B. Nickerson & Sons Limited
R. Jeffrey Orr (1) (2) (4) (6) (7)	59	2005
Chairman of the Board of the Company since July 2013; Chairman of the Board of Lifeco, Great-West Life, CLAC and London Life since May 2013; President and Chief Executive Officer, Power Financial Corporation

Robert L. Reynolds (1)	65	2014	President and Chief Executive Officer since May 2014; President and Chief Executive Officer of Putnam Investments, LLC
Raymond Royer (3)	79	2009	Corporate Director
T. Timothy Ryan, Jr. (1) (2) (4) (6) (7)	72	2009	Corporate Director since May 2014; previously Vice Chairman of Regulatory Affairs at JP Morgan Chase
Jerome J. Selitto (1) (2) (7)	76	2012	President, Avex Funding Corporation since April 2015; previously Chief Executive Officer of PHH Corporation
Gregory D. Tretiak (1) (2) (3) (7)	62	2012	Executive Vice President and Chief Financial Officer, Power Corporation
Brian E. Walsh (1) (2) (4) (6) (7)	64	1995	Partner and Chief Strategist, Titan Advisors, LLC since July, 2015; previously Chairman and Chief Investment Officer, Saguenay Strathmore Capital, LLC
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

Director	Current Directorships	Former Directorships and Dates
John L. Bernbach		Omnicare, Inc.
March 2013 - August 2015

Marcel Coutu	Brookfield Asset Management Inc.	Canadian Oil Sands Limited
	Enbridge Inc.	September 2001 - December 2014

André Desmarais		CITIC Pacific Limited
December 1997 - May 2014

Gary Doer	Barrick Gold

Paul Desmarais, Jr.		Total S.A.
May 2002 - May 2017
Lafarge S.A.
January 2008 - July 2015

Alain Louvel		World Point Terminals, LP
May 2008 - September 2017

R. Jeffrey Orr	PanAgora Asset Management, Inc.

T. Timothy Ryan, Jr.	Santander Holdings USA, Inc.	Markit
June 2013 - October 2014
Lloyds Banking Group
April 2009 - April 2013

Gregory D. Tretiak	PanAgora Asset Management, Inc.

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

John L. Bernbach

Mr. Bernbach is CEO of The Bernbach Group, a business consulting firm. Prior to July 2015 Mr. Bernbach served as Vice Chairman of Engine, one of the largest privately-owned independent marketing services companies, which he joined in January 2010. He was also a co-founder of NTM (Not Traditional Media) Inc., a marketing and media advisory firm created in 2003 to work with clients and media companies to develop strategies integrating nontraditional marketing solutions and new media models. Prior to that, Mr. Bernbach, as CEO of The Bernbach Group, LLC, led this executive management consulting business concentrating on corporate and communications strategies. From 1995 to 2000 Mr. Bernbach served as Director and then CEO and Chairman of North American Television, which produced and distributed news and entertainment programming. In 1994, Mr. Bernbach launched the publication of luxury goods magazines in China, Japan, France and Spain. Prior to 1994 Mr. Bernbach spent 22 years at the advertising firm Doyle Dane Bernbach, the last eight as President/COO of DDB Needham Worldwide. In 1986 he was one of five founders of Omnicon, which at that time was the largest marketing services and communications groups in the world. Mr. Bernbach currently serves on the Boards of Putnam, Casita Maria, Ai Media Group LLC and as an advisor to The Blackstone Group.

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

André Desmarais

Mr. Desmarais is Deputy Chairman, President and Co-Chief Executive Officer of Power Corporation and Executive Co-Chairman of Power Financial. Prior to joining Power Corporation in 1983 he was Special Assistant to the Minister of Justice of Canada and an institutional investment counselor at Richardson Greenshields Securities Ltd. He has held a number of senior positions with Power group companies and was named President and Co-Chief Executive Officer of Power Corporation in 1996. Mr. Desmarais is a Director of Lifeco, Great-West Life, London Life, CLAC and Putnam. He is a Director of IGM, Investors Group and Mackenzie. He is also a Director of Power Corporation, Power Financial and Pargesa Holding S.A. (“Pargesa”) in Europe. Mr. Desmarais is Honorary Chairman of the Canada China Business Council and is a member of several China-based organizations. Mr. Desmarais is active in cultural, health and other not-for-profit organizations. He is an Officer of the Order of Canada and of the National Order of Québec. He has received Doctorates Honoris Causa from Concordia University, Université de Montréal and McGill University. Mr. Desmarais is a trustee of the Desmarais Family Residuary Trust.

Paul Desmarais, Jr.

Mr. Desmarais is Chairman and Co-Chief Executive Officer of Power Corporation and Executive Co-Chairman of Power Financial. He joined Power Corporation in 1981 and assumed the position of Vice-President the following year. He served as Vice-President of Power Financial from 1984 to 1986, as President and Chief Operating Officer from 1986 to 1989, as Executive Vice-Chairman from 1989 to 1990, as Executive Chairman of the Board from 1990 to 2005, as Chairman of the Executive Committee from 2006 to 2008 and as Executive Co-Chairman from 2008 until today. He also served as Vice-Chairman of Power Corporation from 1991 to 1996. He was named Chairman and Co-Chief Executive Officer of Power Corporation in 1996. From 1982 to 1990, he was a member of the Management Committee of Pargesa; in 1991 he became Executive Vice-Chairman and then Executive Chairman of the Committee; in 2003, he was appointed Co-Chief Executive Officer; and in 2013 was named Chairman of the Board. He has been a director of Pargesa since 1992. He is a Director of many Power group companies in North America, including Power Corporation, Power Financial, Lifeco, Great-West Life, London Life, CLAC, Putnam, IGM, Investors Group and Mackenzie. In Europe, he is Vice-Chairman of the Board of Groupe Bruxelles Lambert and a Director of LafargeHolcim Ltd and SGS SA. He was Vice-Chairman of the Board and a Director of Imerys until 2008, a Director of GDF Suez until 2014, and a Director of Total SA until 2017. Mr. Desmarais is past Chairman and a member of The Business Council of Canada. He is also active on a number of philanthropic advisory councils. In 2005, he was named an Officer of the Order of Canada, in 2009 an Officer of the National Order of Québec and, in 2012 Chevalier de la Légion d’honneur in France. He has received a number of honorary doctorates. Mr Desmarais is a Trustee of the Desmarais Family Residuary Trust.

Gary A. Doer

Mr. Doer has served as a Senior Business Advisor at Dentons Canada LLP, a global law firm, since August 2016. He previously served as Canada’s Ambassador to the United States from October 2009 to January 2016. He was the Premier of Manitoba from 1999 to 2009, and served in a number of positions as a member of the Legislative Assembly of Manitoba from 1986 to 2009, including Minister of Urban Affairs from 1986 to 1988 and Minister of Crown Investments from 1987 to 1988. Mr. Doer is a Director of Great-West Life, London Life, CLAC and Putnam. He is also a Director of Power Corporation, Power Financial, IGM, Investors Group, and Mackenzie. In 2017 Mr. Doer joined the Trilateral Commission as a member of the North American Group. He is a volunteer Co-Chair of the Wilson Centre’s Canada Institute, a non-partisan public policy forum focused on Canada-U.S. relations. He received a distinguished diplomatic service award from the World Affairs Council in 2011 and was inducted into the Order of Manitoba in 2010.

Gregory J. Fleming

Mr. Fleming is the Chief Executive Officer of Rockefeller Capital Management since October 2017. He is the former President of Morgan Stanley Wealth Management and Morgan Stanley Investment Management. Mr. Fleming is a leading authority in the global financial services industry. He joined Morgan Stanley in February 2010 as President of Morgan Stanley Investment Management, a role he held until October 2015. He assumed the additional role leading Wealth Management in January 2011. Prior to joining Morgan Stanley, Mr. Fleming served as President and Chief Operating Officer of Merrill Lynch from June of 2007 to early 2009.  Previously Mr. Fleming ran Merrill Lynch’s Global Investment Banking business and joined Merrill Lynch as an investment banker in 1992. He also has been a principal at Booz Allen Hamilton.  After leaving Merrill Lynch in January of 2009 after 17 years, Mr. Fleming was a Senior Research Scholar and Distinguished Visiting Fellow of the Center for the Study of Corporate Law at Yale Law School. Mr. Fleming is a director of Colgate University, a member of the Board of Advisors for the Yale Law School Center for the Study of Corporate Law, the Council on Foreign Relations, the Economic Club of New York, a Director on Turn 2 Foundation Board, a Trustee at Deerfield Academy and a member of the Ronald McDonald House Board of Directors.  He is a Phi Beta Kappa, summa cum laude graduate in economics from Colgate University and received his J.D. from Yale Law School. Mr. Fleming is also a director of Putnam.

Claude Généreux

Mr. Généreux is Executive Vice-President of Power Corporation and Power Financial, positions he has held since March 2015. He is Senior Partner Emeritus of McKinsey & Company (“McKinsey”), a global management consulting firm. During his 28 years at McKinsey, Mr. Généreux focused on serving leading global companies in financial services, resources and energy. He has held various leadership positions including Global Sector Leadership in energy, Office Leadership in Montreal, Global Personal Committees for partner election and evaluation, and Global Recruiting for non-MBA candidates. He has been posted in Montreal, Paris, Toronto and Stockholm. Mr. Généreux is a Director of Lifeco, Great-West Life, London Life, CLAC and Putnam. He is also a Director of IGM, Investors Group and Mackenzie. Mr. Généreux is the Vice-Chairman of the Board of Governors at McGill University and serves on the Boards of the Jeanne Sauvé Foundation, the Loran Scholars Foundation, Michaëlle Jean Foundation and the Rhodes Scholarships in Canada. He graduated from McGill University and Oxford University where he studied as a Rhodes Scholar.

Alain Louvel

After receiving an MBA from Columbia University, and a masters in Economics and Political Sciences from the Paris University, Mr. Louvel began his professional career in 1970 as an advisor to the Department of Industry and Trade of the Quebec Government. In 1972 he joined Bank Paribas (“Paribas”) and for the next 33 years held various executive positions with Paribas in France, Canada and the United States.  He completed his banking career as the Head of Risk Management for the Americas of BNP Paribas, with overall responsibilities over credit, market, counterparty and operational risk. Mr. Louvel serves as a Director of Putnam and Mountain Asset Management. He is also a Honorary Trustee of the French Institute Alliance Francaise and a French Foreign Trade Counselor. Mr. Louvel is a permanent resident of the United States with dual French and Canadian citizenship.

Paul A. Mahon

Mr. Mahon is President and Chief Executive Officer of Lifeco, Great-West Life, London Life and CLAC, a position he has held since May 2013. Prior to that he was President and Chief Operating Officer, Canada of Lifeco, Great-West Life, London Life and CLAC. Mr. Mahon has been with Great-West Life since 1986, and is a Director of Lifeco, Great-West Life, London Life, CLAC and Putnam. He is a member of the Canadian Council of Chief Executives. Mr. Mahon is a director and Chair of the board of the Canadian Life and Health Insurance Association and also serves on the board of the Misericordia Health Centre Corporation and is a member of the United Way Resource Development Standing Committee.

Jerry E.A. Nickerson

Mr. Nickerson is Chairman of the Board of H.B. Nickerson & Sons Limited, a management and holding company based in North Sydney, Nova Scotia. He is also a Director of Putnam. He has also served on the boards of various organizations, federal and provincial Crown corporations, and other public and private companies.

R. Jeffrey Orr

Mr. Orr has been Chairman of the Board of the Company since July 2013 and of Lifeco, Great-West Life, London Life and CLAC since May 2013. He is also President and Chief Executive Officer of Power Financial, a position he has held since May 2005. From May 2001 until May 2005, Mr. Orr was President and Chief Executive Officer of IGM. Previously, he was Chairman and Chief Executive Officer of BMO Nesbitt Burns Inc. and Vice-Chairman, Investment Banking Group, Bank of Montreal. He is a Director of Lifeco, Great-West Life, London Life, CLAC, PanAgora Asset Management Inc. (“PanAgora”), and is a Director and Chairman of Putnam since June 2008. Mr. Orr is also a Director and Chairman of IGM, Investors Group and Mackenzie, and a Director of Power Financial and Power Corporation. He is active in a number of community and business organizations.

Robert L. Reynolds

Mr. Reynolds was appointed president and chief executive officer of the Company in May 2014. He provides leadership and strategic direction for the company's Empower Retirement, Great-West Financial and Great-West Investments business. In addition, Reynolds serves as president and chief executive officer of Great-West Lifeco U.S. LLC. He is also president and chief executive officer of Putnam Investments since 2008 and is a Director of Putnam. Mr. Reynolds has more than 30 years of financial services and investments experience. Before joining Putnam, he spent 24 years at Fidelity Investments, serving as vice chairman and chief operating officer from 2000 to 2007. Among many awards and recognitions, Reynolds received a Lifetime Achievement Award from PLANSPONSOR magazine in 2005 for his contributions to the retirement services industry and was awarded a President's Medal of Excellence from Boston College. He earned a bachelor's degree in business administration/finance from West Virginia University, from which he also received an honorary doctorate in business administration and a Distinguished Alumni Award. Mr. Reynolds serves on the executive committee of the Massachusetts High Technology Council board. Mr. Reynolds serves on the boards of several nonprofits, including West Virginia University Foundation, Concord Museum, Dana-Farber Cancer Institute and the U.S. Ski and Snowboard Team Foundation. He is chairman of the Boston Advisory Board of American Ireland Fund and a member of the Chief Executives Club of Boston and the Council on Competitiveness.

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

T. Timothy Ryan, Jr.

Mr. Ryan served as a Vice-Chairman of Regulatory Affairs at JPMorgan Chase & Co. (“JPMorgan”), a global financial services firm, from 2013 to 2014. Prior to joining JPMorgan, he was President and Chief Executive Officer of the Securities and Financial Markets Association from 2008 to 2013. He is a director of Lifeco, Great-West Life, London Life, CLAC, Putnam, Power Corporation and Power Financial. He previously served as a director of the Company from May 2010 to May 2013. Mr. Ryan is also non-executive Chairman of the Board of Directors of Santander Holdings USA, Inc., Santander Bank, N.A. and Banco Santander International. He previously served as a Director of Markit and Lloyds Banking Group plc. He was a private sector member of the Global Markets Advisory Committee for the National Intelligence Council from 2007 to 2011. Mr. Ryan is a graduate of Villanova University and the American University Law School.

Jerome J. Selitto

Mr. Selitto is the President of Avex Funding Corporation, a technology focused mortgage lender, a position he has held since April 2015. Mr. Selitto served as a Director and as the President and Chief Executive Officer of PHH Corporation (“PHH”), a provider of mortgage lending and servicing solutions, from October 2009 to January 2012.  Prior to joining PHH, Mr. Selitto most recently worked at Ellie Mae, Inc. (“Ellie Mae”), a provider of enterprise solutions for the residential mortgage industry. While at Ellie Mae, Mr. Selitto initially served as a senior consultant beginning in 2007 and, later in 2007 through 2009, as Executive Vice-President, Lender Division. He has over 40 years experience in the mortgage industry and in capital markets. Mr. Selitto is a Director of Lifeco, Great-West Life, London Life, CLAC and Putnam. He is also Director and President of One Zero Mortgage. Mr. Selitto holds a Bachelor of Science degree in Economics and Marketing from the University of South Florida.

Gregory D. Tretiak

Mr. Tretiak is Executive Vice-President and Chief Financial Officer of Power Corporation and Power Financial, positions he has held since May 2012. From 1988 to May 2012, he held various positions with IGM and Investors Group, most recently the position of Executive Vice President and Chief Financial Officer of IGM from April 1999 to May 2012. Mr. Tretiak is a Director of Lifeco, Great-West Life, London Life, CLAC, Putnam and PanAgora. He also serves as a Director of IGM, Investors Group and Mackenzie. He holds a Bachelor of Arts in Economics and Political Science from the University of Winnipeg and is a Chartered Professional Accountant, a Fellow of the Chartered Professional Accountants and has been a Certified Financial Planner. Throughout his career, Mr. Tretiak has been active in professional industry groups and associations including the Chartered Professional Accountants, Financial Executives International, the Certified Financial Planners, the Institute of Internal Auditors, the Investment Funds Institute of Canada and the Canadian Chamber of Commerce Economic and Taxation Committee.

Brian E. Walsh

Mr. Walsh is Partner and Chief Strategist of Titan Advisors LLC, an asset management firm, a position he has held since July 2015. Prior to that, Mr. Walsh was Chairman and Chief Investment Officer of Saguenay Strathmore Capital, LLC, a money management and investment advisory company, a position that he held from September 2011 to June 2015. He was previously Managing Partner of Saguenay Capital, LLC from January 2001 to September 2011. Mr. Walsh has over 30 years of investment banking, international capital markets and investment management experience. He had a long career at Bankers Trust culminating in his appointment as Co-head of Global Investment Banking and as a member of the Management Committee. Mr. Walsh is a Director of Lifeco, Great-West Life, London Life, CLAC and Putnam. He also serves on the International Advisory Board of École des Hautes Études Commerciales of Montréal. Mr. Walsh holds a Masters in Business Administration and Bachelor of Arts degree from Queen’s University.

10.2  Identification of Executive Officers

Executive	Age	Officer from	Principal Occupation(s) for Last Five Years
Robert L. Reynolds President and Chief Executive Officer	65	2014	President and Chief Executive Officer of the Company since May 2014; also President and Chief Executive Officer, Putnam Investments, LLC
Edmund F. Murphy III President, Empower Retirement	56	2014	President, Empower Retirement of the Company since September 2014; previously Head of Defined Contribution, Putnam Investments, LLC
Scott C. Sipple President, Great-West Investments	56	2017	President, Great-West Investments of the Company since October 2017; previously Head of Global Investment Strategies, Putnam Investments, LLC
Robert K. Shaw President, Individual Markets	62	2008	President, Individual Markets of the Company
Andra S. Bolotin Executive Vice President and Chief Financial Officer	55	2015
Executive Vice President and Chief Financial Officer of the Company since July 2016; previously Senior Vice President and Chief Financial Officer of the Company since July 2015; previously Head of Corporate Finance and Controller, Putnam Investments, LLC

Ernie P. Friesen Chief Investment Officer, General Account	55	2013	Chief Investment Officer, General Account of the Company
Richard H. Linton Jr. Executive Vice President, Empower Operations	50	2016	Executive Vice President, Empower Operations of the Company since May 2016; previously President, Retail Wealth at Voya Financial.
Jack E. Brown Senior Vice President, Separate Accounts	44	2015	Senior Vice President, Separate Accounts of the Company since July 2017; previously Vice President, Investments, since October 2015; previously Vice President, Oppenheimer Funds, Inc.
Jeffrey W. Knight Senior Vice President and Chief Technology Officer	60	2014	Senior Vice President and Chief Technology Officer of the Company
Suzanne M. Sanchez Chief Human Resources Officer	43	2011	Chief Human Resources Officer of the Company
Richard G. Schultz General Counsel and Chief Legal Officer	57	2008	General Counsel and Chief Legal Officer of the Company

Unless otherwise indicated, all of the executive officers have been engaged for not less than five years in their present principal occupations or in another executive capacity with the companies or firms identified.

The appointments of executive officers are confirmed annually.

10.3  Code of Ethics

The Company has adopted a Code of Conduct (the “Code”) that is applicable to its senior financial officers, as well as to other officers and employees.  All of the items identified as elements of a “code of ethics” as defined in Securities and Exchange Commission regulations adopted pursuant to the Sarbanes-Oxley Act of 2002 are substantively covered by the Code.  A copy of the Code is available without charge upon written request to Kenneth I. Schindler, Chief Compliance Officer, 8525 East Orchard Road, Greenwood Village, Colorado 80111.

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

2.  Overview and Objectives of the Company’s Executive Compensation Program

This section provides an overview and describes the objectives of the Company’s compensation program for executives, including the Chief Financial Officer and the three other most highly compensated executive officers of the Company during 2017 (the “Named Executive Officers”).

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
·         promote the achievement of goals in a manner consistent with the Company’s Code of Conduct; and
·                  align with regulatory requirements.

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

(b)  Special Bonuses

From time to time, special bonuses may be provided related to significant projects such as acquisitions or dispositions or for sign-on or retention purposes.

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

(c)  401(k) Plan

All employees, including the Named Executive Officers, may participate in the Company’s qualified defined contribution 401(k) Plan (the “401(k) Plan”).  Under the 401(k) Plan, employees may make contributions of between 1% and 50% of base salary and annual bonus (collectively “Salary”), subject to applicable Internal Revenue Service (“IRS”) limits.  All new employees are automatically enrolled in the 401(k) Plan at a 34% contribution rate unless the employee elects out or elects a different contribution rate.

For 2017, for employees who participated in the Defined Benefit Plan, the Company matched 50% of the first 5% of Salary contributed as pre-tax and/or Roth contributions.  For employees who did not participate in the Defined Benefit Plan, the Company matched 100% of the first 4% of Salary contributed as pre-tax and/or Roth contributions. Beginning January 1, 2018, the Company matches 100% of the first 5% of Salary contributed as pre-tax and/or Roth contributions for all employees.

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
R. J. Orr
T.T. Ryan, Jr.
B.E. Walsh

11.3  Human Resources Committee Interlocks and Insider Participation

None.

11.4  Summary Compensation Table

The following table sets out the portion of Robert L. Reynolds’ base salary and annual bonus allocated to the Company for 2017 (See Section 11.1(1) above for further information on this allocation). The table also sets out compensation earned in 2017 by the other Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(7)	All Other Compensation ($)(8)	Total ($)
Robert L. Reynolds	2017	300,000	—	—	—	3,000,000	—	116,039	3,416,039
President and	2016	300,000	—	—	—	3,000,000	—	120,039	3,420,039
Chief Executive Officer	2015	300,000	—	—	—	3,000,000	—	124,039	3,424,039

Andra S. Bolotin	2017	476,923	—	269,999	66,783	1,144,615	—	11,443	1,969,763
Executive Vice President and	2016	423,077	—	249,998	134,808	900,000	—	25,994	1,733,877
Chief Financial Officer	2015	172,308	—	—	—	850,000(6)	—	28,431	1,050,739

Robert K. Shaw	2017	543,000	588,667	218,983	54,175	855,225	1,820,465	7,393	4,087,908
President,	2016	539,942	—	244,357	87,954	675,000	1,749,030	7,655	3,303,938
Individual Markets	2015	527,100	—	213,852	115,509	660,000	1,014,784	16,225	2,547,470

Edmund F. Murphy	2017	800,000	1,177,333	599,993	148,538	1,840,000	—	10,800	4,576,664
President,	2016	761,538	—	499,995	269,616	1,444,000	—	10,268	2,985,417
Empower Retirement	2015	581,538	—	450,827	364,458	1,540,000	—	9,000	2,945,823

Richard H. Linton Jr. (1)	2017	500,000	450,000	300,014	74,269	950,000	—	263,158	2,537,441
Executive Vice President,
Empower Operations

(1) Mr. Linton joined the Company as Executive Vice President, Empower Operations in May of 2016.

(2) This column sets forth special bonuses for (a) Mr. Shaw and Mr. Murphy in relation to the integration of certain large case defined contribution business acquired from J.P. Morgan, and (b) Mr. Linton in connection with his joining the Company.

(3)  This column sets forth the value of share units granted to each Named Executive Officer under the Executive Share Unit Plan.  The amounts shown represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718.

(4) This column sets forth the value of Lifeco options granted to each Named Executive Officer under the Lifeco Option Plan. The amounts shown represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. For further information, see Note 20 to the Company’s December 31, 2017 Financial Statements contained in Item 8 of this Form 10-K.

(5) For Ms. Bolotin and Messrs. Murphy, Shaw and Linton, these amounts represent cash bonuses earned under the Company’s Annual Incentive Bonus Plan and paid in February of 2018.

(6)	Ms. Bolotin’s 2015 cash bonus was in respect of her work for Putnam during the first half of 2015 and for the Company during the second half of 2015.

(7) Mr. Shaw had a change in actuarial present value under the Defined Benefit Plan of $126,035, a change in actuarial present value under the SERP of $1,689,140, and above market earnings under the EDCP of $5,290. Above average earnings under the EDCP equaled the difference between the actual interest earned in 2017 and the amount of interest that would have been earned at a rate of 3.17% (3.17% being 120% of the applicable federal long-term rate at December 31, 2017).

(8)  The components of 2017 other compensation reported for each of the Named Executive Officers are as follows:

(a)  Mr. Reynolds received $116,039 in respect of directors’ fees.

(b) Ms. Bolotin received (i) a 401(k) Plan employer contribution of $10,800; and (ii) a cell phone stipend of $643.

(c) Mr. Murphy received a 401(k) Plan employer contribution of $10,800.

(d)  Mr. Shaw received (i) a 401(k) Plan employer contribution of $6,750; and (ii) a cell phone stipend of $643.

(e)  Mr. Linton received (i) a 401(k) plan employer contribution of $10,800; and (ii) a relocation benefit payment of $252,358.

11.5   Grants of Plan-Based Awards for 2017

1.  Table

The following table sets out information with respect to grants to the Named Executive Officers under the Annual Incentive Bonus Plan, Executive Share Unit Plan and Lifeco Option Plan.

Name	Thresholds ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Share)(3)	Grant Date Fair Value of Stock and Option Awards ($)
A.S. Bolotin	—	953,846	—	7,637	33,900	28.47	336,782
R.K. Shaw	—	814,500	—	6,194	27,500	28.47	273,158
E.F. Murphy	—	1,600,000	—	16,971	75,400	28.47	748,531
R.H. Linton	—	800,000	—	8,486	37,700	28.47	374,283

(1) These are Executive Share Units granted under the Executive Share Unit Plan.  The grant date was January 1, 2017.  The Company’s Human Resources Committee approved the grants on February 7, 2017.

(2) These are Lifeco options granted under the Lifeco Option Plan.  The grant date was March 1, 2017.  The Lifeco Human Resources Committee approved the grants on February 7, 2017.

(3) Lifeco options are issued with an exercise price in Canadian dollars, which have been translated to U.S. dollars at 1.00/1.295 which was Lifeco’s average rate for 2017 (the “Conversion Rate”).

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

For 2017:

(i)     Ms. Bolotin had an opportunity to earn up to 200% of base salary earned in 2017 based on the Company’s financial performance and individual objectives, and an additional amount on a discretionary basis based on individual performance;

(ii)    Mr. Murphy had an opportunity to earn up to 200% of base salary earned in in 2017 based on the Company’s financial performance and individual objectives, and an additional amount on a discretionary basis based on individual performance;

(iii)   Mr. Shaw had an opportunity to earn up to 150% of base salary earned in 2017 based on the Company’s financial performance and individual objectives, and an additional amount on a discretionary basis based on individual performance; and

(iv)   Mr. Linton had an opportunity to earn a target bonus of $800,000 in 2017 based on the Company’s financial performance and individual objectives, and an additional amount on a discretionary basis based on individual performance.

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

11.6  Outstanding Equity Awards at 2017 Fiscal Year End

The following table sets out Lifeco options held by the Named Executive Officers under the Lifeco Option Plan, and Executive Share Units held by the Named Executive Officers under the Executive Share Unit Plan, as of December 31, 2017.

	Option Awards					Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)(6)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(9)
A.S. Bolotin	9,840	39,360	(4)	26.78	February 28, 2026	7,960	(7)	215,756
	—	33,900	(5)	28.47	February 28, 2027	10,677	(8)	289,385

R.K. Shaw	26,600	—		20.97	February 28, 2021	6,456	(7)	174,989
	37,600	—		17.89	February 28, 2022	10,436	(8)	282,856
	25,200	6,300	(1)	20.95	February 28, 2023
	15,720	10,480	(2)	24.04	February 29, 2024
	11,080	16,620	(3)	27.51	February 28, 2025
	6,420	25,680	(4)	26.78	February 28, 2026
	—	27,500	(5)	28.47	February 28, 2027

E.F. Murphy	34,960	52,440	(3)	27.51	February 28, 2025	17,689	(7)	578,770
	19,680	78,720	(4)	26.78	February 28, 2026	21,353	(8)	479,455
	—	75,400	(5)	28.47	February 28, 2027

R.H. Linton	—	37,700	(5)	28.47	February 28, 2027	8,845	(7)	239,742
						15,172	(8)	411,229

(1)    These options vest 20% of the total grant on March 1, 2018.

(2)    These options vest 20% of the total grant on each of March 1, 2018 and 2019.

(3)    These options vest 20% of the total grant on each of March 1, 2018, 2019 and 2020.

(4)    These options vest 20% of the total grant on each of March 1, 2018, 2019, 2020 and 2021.

(5)    These options vest 20% of the total grant on each of March 1, 2018, 2019, 2020, 2021 and 2022.

(6)    Lifeco options are issued with an exercise price in Canadian dollars, which have been translated to U.S. dollars at the Conversion Rate.

(7)  These Executive Share Unit grants vest on December 31, 2019.

(8)	These Executive Share Unit grants vest on December 31, 2018.

(9)  The market value of Executive Share Units held as of December 31, 2017 is based on the year-end closing price of Lifeco common shares on the Toronto Stock Exchange, translated into U.S. dollars at the Conversion Rate.

11.7  Option Exercises and Stock Vested for 2017

The following table sets out Lifeco options exercised by, and Executive Share Units vested for, the Named Executive Officers in 2017.

	Option Awards			Stock Awards
	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
R.K. Shaw	—		—	9,108	249,679
E.F. Murphy	—	—	—	19,202	526,354

11.8  Pension Benefits for 2017

1.  Table

The following table sets out information with respect to the participation of the Named Executive Officers in the Defined Benefit Plan and the SERP.

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($)
R.K. Shaw	Defined Benefit Plan	40	2,258,000	—
	SERP	40	8,303,529	—

(1)         The amounts shown in the table are calculated according to the terms of the plans based on age and years of service as of December 31, 2017.  These amounts are based on pay through December 31, 2017.  The present value of accumulated benefit under the plans equals the actuarial present value of the annuity earned as of December 31, 2017, payable at age 65 for the Defined Benefit Plan and age 62 for the SERP, discounted to December 31, 2017 at the applicable discount rate for December 31, 2017.  Benefits calculated under the SERP are the termination benefit.

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

Effective December 31, 2017, the Company amended the Defined Benefit Plan to freeze future benefit accruals. Final benefits are calculated as of December 31, 2017 and will not increase as a result of future service or compensation with the Company. Participants retain all benefits accrued through December 31, 2017. Participants received a full year of service for their anniversary year that began in 2017 regardless whether they had completed the requisite 1,000 hours of service.

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

11.9  Nonqualified Deferred Compensation for 2017

1.  Table

The following table sets out information with respect to the participation of the Named Executive Officers in the NQDCP and/or EDCP.

Name	Plan Name	Executive Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawls or Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
R.K. Shaw	NQDCP	—	99,995	32,566	594,415
	EDCP	128,400	17,410	—	421,165

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

In 2017, under the NQDCP and EDCP, a participant could defer (i) a minimum of the greater of $2,500 or 5% of base salary (including sales related compensation) and a maximum of 90% of base salary; and (ii) a minimum of 5% and a maximum of 90% of bonus. Beginning January 1, 2018, under the NQDCP, a participant may defer between 1% and 90% of their base salary (including sales related compensation) and bonus.

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

11.10  Compensation of Company Directors for 2017

1.  Table

The Company compensates Directors who are not also Directors of Lifeco or Great-West Life (“Company Directors”).  The following sets out compensation earned in 2017 by the Company Directors.

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
J.L. Bernbach	52,883	50,000	120	103,003
G.J. Fleming	91,883	50,000	120	142,003
A. Louvel	82,883	50,000	120	133,003
J.E.A. Nickerson	60,914	38,610	120	99,644
R.L. Reynolds	65,883	50,000	120	116,003
R. Royer (1)	—	108,089	120	108,209

(1)
Mr. Royer became a Company Director effective May 4, 2017 in connection with his resignation from the Board of Directors of Lifeco. Mr. Royer’s full 2017 compensation for service on the Company’s Board is included in the table.

(2)    Messrs. Bernbach, Fleming, Louvel, Nickerson and Reynolds elected to receive this portion of their compensation for serving as directors in cash. Amounts payable to Company Directors are paid in the currency of the country of residence. Amounts earned in Canadian dollars have been translated to U.S. dollars at the Conversion Rate.

(3)    For Messrs. Bernbach, Fleming, Louvel, Nickerson and Reynolds, these amounts represent the value of Deferred Share Units granted under the mandatory component of the DSUP. For Mr. Royer, this amount represents the value of Deferred Share Units granted under the mandatory and the voluntary components of the DSUP. See the Narrative Description of Company Director Compensation below for additional information regarding the DSUP. The value of these Deferred Share Units is the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

As of December 31, 2017, Mr. Bernbach held 27,725 Deferred Share Units, Mr. Fleming held 2,725 Deferred Share Units, Mr. Louvel held 27,502 Deferred Share Units, Mr. Nickerson held 28,499 Deferred Share Units, Mr. Reynolds held 7,215 Deferred Share Units and Mr. Royer held 66,590 Deferred Share Units.

 (4)   These amounts are life insurance premiums paid under the Great-West Life Director’s Group Life Insurance Plan. Payments are made in Canadian dollars and have been translated to U.S. dollars at the Conversion Rate.

2.  Narrative Description of Company Director Compensation

The Company pays Company Directors an annual retainer fee in the amount of $100,000.  A Company Director serving on the Audit Committee receives an additional annual retainer fee in the amount of $3,000. The Chair of the Audit Committee receives an additional annual retainer fee in the amount of $20,000.  In addition, the Company pays each Company Director a meeting fee in the amount of $2,000 for each meeting of the Board of Directors or a committee thereof that the Company Director attends.

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

Item 12.
Security Ownership of Certain Beneficial Owners and Management

12.1  Security Ownership of Certain Beneficial Owners

Set forth below is certain information, as of January 1, 2018, concerning beneficial ownership of the voting securities of the Company by entities and persons who beneficially own more than 5% of the voting securities of the Company.  The determinations of “beneficial ownership” of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This rule provides that securities will be deemed to be “beneficially owned” where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of the securities or (2) the right to acquire any such power within 60 days after the date such “beneficial ownership” is determined.

(1)    100% of the Company’s 7,320,176 outstanding common shares are owned by GWL&A Financial Inc., 8515 East Orchard Road, Greenwood Village, Colorado 80111.

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

(6)    71.74% of the outstanding common shares of Great-West Lifeco Inc. are controlled, directly or indirectly, by Power Financial Corporation, 751 Victoria Square, Montréal, Québec, Canada H2Y 2J3, representing approximately 65% of the voting rights attached to all outstanding voting shares of Great-West Lifeco Inc.

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

12.2  Security Ownership of Management

The following tables set out the number of equity securities and exercisable options for equity securities of the Company or any of its parents or subsidiaries, beneficially owned, as of January 1, 2018, by (i) the directors of the Company (ii) the Named Executive Officers and (iii) the directors and executive officers of the Company as a group.

Directors	Great-West Lifeco Inc. (1)	Power Financial Corporation (2)	Power Corporation of Canada (3)
J.L. Bernbach	—	—	—
M.R. Coutu	10,000	—	—
A. Desmarais	350,000	43,200 197,843 options	15,111,159 3,830,275 options
P. Desmarais, Jr.	100,000	197,843 options	15,090,337 3,830,275 options
G. A. Doer	—	—	—
G. J. Fleming	—	—	—
C. Généreux	—	121,245 options	3,047 14,857 options
A. Louvel	—	—	—
P.A. Mahon	146,820	—	—
J.E.A. Nickerson	20,000	40,000	40,000
R.J. Orr	20,000	400,200 3,413,414 options	20,000
R.L. Reynolds	—	—	—
R. Royer	15,000	174,000	—
T. Timothy Ryan, Jr.	—	13,590	15,425
J.J. Selitto	—	—	—
G.D. Tretiak	—	109,070 options	10,522 108,738 options
B.E. Walsh	—	—	—

Named Executive Officers	Great-West Lifeco Inc. (1)	Power Financial Corporation (2)	Power Corporation of Canada (3)
R.L. Reynolds	—	—	—
A.S. Bolotin	9,840 options	—	—
R.H. Linton	—	—	—
E.F. Murphy	54,640 options	—	—
R.K. Shaw	6,049 122,620 options	—	—

Directors and Executive Officers as a Group	Great-West Lifeco Inc. (1)	Power Financial Corporation (2)	Power Corporation of Canada (3)
	672,207 187,100 options	670,990 4,039,415options	30,290,490 7,784,145 options

(1)     All holdings are common shares, or where indicated, exercisable options for common shares of Great-West Lifeco Inc.

(2)    All holdings are common shares, or where indicated, exercisable options for common shares of Power Financial Corporation.

(3)     All holdings are subordinate voting shares, or where indicated, exercisable options for subordinate voting shares of Power Corporation of Canada.

The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by the directors and executive officers as a group represents 7.0% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding.

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

Item 14.
Principal Accounting Fees and Services

14.1  Principal Accounting Fees

For the years ended December 31, 2017 and 2016, professional services were performed by Deloitte & Touche LLP (“D&T”).  The total fees for these services were $9,606,400 and $8,779,200 for the years ended December 31, 2017 and 2016, respectively, and were composed of the following:

Audit fees - The aggregate fees billed for the audit of the Company’s and its subsidiaries’ annual financial statements for the fiscal years ended December 31, 2017 and 2016, and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q, were $7,907,600 and $7,569,700, respectively.

Audit related fees - The aggregate fees billed for audit related services for the fiscal years ended December 31, 2017 and 2016 were $1,469,500 and $1,209,500, respectively.  These services included Statement on Standards for Attestation Engagements No. 18, Reporting on Controls at a Service Organization internal control reports, amended product filings with the SEC on Form N-4 and N-6, initial product registrations with the SEC on Form S-1, compliance with Rule 17f-2 ‘Custody of Investments by Registered Management Investment Companies’ of the Investment Company Act of 1940, Information Barriers audit, Derivative Use Plan audits, and audits of the Company’s employee benefit plans.

Tax fees - The aggregate fees billed for tax services for the fiscal years ended December 31, 2017 and 2016 were $24,300 and $0, respectively. These services were for tax services related to procedures performed on a reinsurance agreement.

All other fees - The aggregate fees for services not included above were $205,000 and $0 for the years ended December 31, 2017 and 2016, respectively. These services were for Global Investment Performance Standard (GIPS) Readiness.

14.2  Pre-approval Policies and Procedures

The Audit Committee pre-approves all services, including both audit and non-audit services, provided by D&T.  Each year, the Audit Committee receives a schedule of the audit, audit-related and tax services that it is asked to approve for the year before D&T may be engaged.

None of the services described in this Item 14 were approved by the Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X, the de minimis safe harbor exemption from pre-approval requirements.  The amount of hours expended on D&T’s audit of the Company’s financial statements for 2017 attributable to work performed by persons other than D&T’s full-time, permanent employees was less than 50%.

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

15.2          Index to Exhibits

Exhibit Number	Title
3(i)	Amended and Restated Articles of Incorporation of Great-West Life & Annuity Insurance Company Filed as Exhibit 3(i) to Registrant’s Form 10-K for the year ended December 31, 2006
3(ii)	Bylaws of Great-West Life & Annuity Insurance Company Filed as Exhibit 3(ii) to Registrant’s Form 10-Q for the quarter ended June 30, 2017
10	Material Contracts

10.1	Great-West Lifeco Inc. Stock Option Plan filed as Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 2013 and incorporated herein by reference
10.2	Supplemental Executive Retirement Plan Filed as Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference
10.3	Executive Deferred Compensation Plan Filed as Exhibit 10.3 to Registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference
10.4	Deferred Share Unit Plan Filed as Exhibit 10.4 to Registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference
10.5	Executive Long-Term Disability Plan Filed as Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference
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

21	Subsidiaries of Great-West Life & Annuity Insurance Company filed herewith

24	Directors’ Power of Attorney filed herewith and filed as Exhibit 24 to Registrant’s Form 10-K for the year ended December 31, 2016 and incorporated by reference herein.
31.1	Section 302 Certification of the Chief Executive Officer filed herewith
31.2	Section 302 Certification of the Chief Financial Officer filed herewith
32	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

/s/	Robert L. Reynolds
Robert L. Reynolds
President and Chief Executive Officer

Date: February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature and Title	Date

/s/	Robert L. Reynolds	February 28, 2018
Robert L. Reynolds
President and Chief Executive Officer
and a Director

/s/	Andra S. Bolotin	February 28, 2018
Andra S. Bolotin
Executive Vice President, Chief Financial Officer, and Principal Financial Officer

/s/	John L. Bernbach *	February 28, 2018
John L. Bernbach, Director

/s/	Marcel R. Coutu *	February 28, 2018
Marcel R. Coutu, Director

/s/	André Desmarais *	February 28, 2018
André Desmarais, Director

	Signature and Title	Date

/s/	Paul Desmarais, Jr. *	February 28, 2018
Paul Desmarais, Jr., Director

/s/	Gary A. Doer *	February 28, 2018
Gary A. Doer, Director

/s/	Gregory J. Fleming*	February 28, 2018
Gregory J. Fleming, Director

/s/	Claude Généreux *	February 28, 2018
Claude Généreux , Director

/s/	Alain Louvel *	February 28, 2018
Alain Louvel, Director

/s/	Paul A. Mahon*	February 28, 2018
Paul A. Mahon, Director

/s/	Jerry E.A. Nickerson *	February 28, 2018
Jerry E.A. Nickerson, Director

/s/	R. Jeffrey Orr *	February 28, 2018
R. Jeffrey Orr, Chairman of the Board

/s/	Raymond Royer*	February 28, 2018
Raymond Royer, Director

/s/	T. Timothy Ryan, Jr. *	February 28, 2018
T. Timothy Ryan, Jr., Director

/s/	Jerome J. Selitto *	February 28, 2018
Jerome J. Selitto, Director

/s/	Gregory D. Tretiak *	February 28, 2018
Gregory D. Tretiak, Director

/s/	Brian E. Walsh *	February 28, 2018
Brian E. Walsh, Director

* By:	/s/ Richard G. Schultz	February 28, 2018
Richard G. Schultz
Attorney-in-fact pursuant to filed Power of Attorney