Form 10-Q
period 2018-03-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2018-05-14
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐         No ☒

As of May 14, 2018, 7,320,176 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

Part I     Financial Information
Item1.    Interim Financial Statements

 GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
March 31, 2018 and December 31, 2017
(In Thousands, Except Share Amounts)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $22,821,271 and $22,762,962)	$23,183,757	$23,593,139
Fixed maturities, held-for-trading, at fair value (amortized cost $20,182 and $20,512)	20,254	21,059
Mortgage loans on real estate (net of allowances of $773 and $773)	4,151,760	4,005,187
Policy loans	4,067,552	4,104,094
Short-term investments (amortized cost $297,520 and $350,266)	297,520	350,266
Limited partnership interests	53,120	45,540
Other investments	17,918	17,997
Total investments	31,791,881	32,137,282

Other assets:
Cash and cash equivalents	20,572	17,211
Reinsurance recoverable	589,117	589,080
Deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”)	632,548	518,510
Investment income due and accrued	330,514	299,362
Collateral under securities lending agreements	95,024	—
Due from parent and affiliates	101,768	114,133
Goodwill	137,683	137,683
Other intangible assets	16,413	17,085
Other assets	1,040,593	954,250
Assets of discontinued operations	15,232	16,095
Separate account assets	26,843,072	27,660,571
Total assets	$61,614,417	$62,461,262

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
March 31, 2018 and December 31, 2017
(In Thousands, Except Share Amounts)
(Unaudited)

	March 31, 2018	December 31, 2017
Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$30,202,676	$30,048,927
Policy and contract claims	401,815	389,029
Policyholders’ funds	247,781	280,578
Provision for policyholders’ dividends	40,403	41,972
Undistributed earnings on participating business	12,070	14,636
Total policy benefit liabilities	30,904,745	30,775,142

General liabilities:
Due to parent and affiliates	559,754	553,901
Commercial paper	85,882	99,886
Payable under securities lending agreements	95,024	—
Deferred income tax liabilities, net	50,926	93,203
Other liabilities	854,700	812,875
Liabilities of discontinued operations	15,232	16,095
Separate account liabilities	26,843,072	27,660,571
Total liabilities	59,409,335	60,011,673

Commitments and contingencies (See Note 13)

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,320,176 shares issued and outstanding	7,320	7,320
Additional paid-in capital	950,586	949,520
Accumulated other comprehensive income	137,775	440,957
Retained earnings	1,109,401	1,051,792
Total stockholder’s equity	2,205,082	2,449,589
Total liabilities and stockholder’s equity	$61,614,417	$62,461,262

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Income
Three Months Ended March 31, 2018 and 2017
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Premium income	$144,682	$152,241
Fee income	275,964	255,116
Other revenue	2,985	2,384
Net investment income	338,141	313,471
Investment (losses) gains, net	(43,743)	(11,754)
Total revenues	718,029	711,458
Benefits and expenses:
Life and other policy benefits	187,544	170,289
(Decrease) increase in future policy benefits	(22,008)	126
Interest credited or paid to contractholders	161,283	153,946
Provision for policyholders’ share of losses on participating business	(516)	(2)
Dividends to policyholders	12,282	15,069
Total benefits	338,585	339,428
General insurance expenses	298,132	307,131
Amortization of DAC and VOBA	11,292	5,322
Interest expense	7,809	7,630
Total benefits and expenses	655,818	659,511
Income before income taxes	62,211	51,947
Income tax expense	13,553	17,117
Net income	$48,658	$34,830

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2018 and 2017
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$48,658	$34,830
Components of other comprehensive (loss) income
Unrealized holding (losses) gains, net, arising on available-for-sale fixed maturity investments	(459,680)	130,229
Unrealized holding (losses) gains, net, arising on cash flow hedges	(6,496)	(6,955)
Reclassification adjustment for (gains) losses, net, realized in net income	(5,587)	1,475
Net unrealized (losses) gains related to investments	(471,763)	124,749
Future policy benefits, DAC and VOBA adjustments	87,408	(28,466)
Employee benefit plan adjustment	580	2,146
Other comprehensive (loss) income before income taxes	(383,775)	98,429
Income tax (benefit) expense related to items of other comprehensive income	(80,593)	34,450
Other comprehensive (loss) income(1)	(303,182)	63,979
Total comprehensive (loss) income	$(254,524)	$98,809

(1) Other comprehensive (loss) income includes the non-credit component of impaired (losses) gains, net, on fixed maturities available-for-sale in the amounts of $(16,222) and $(1,089) for the three months ended March 31, 2018 and 2017, respectively.

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Stockholder’s Equity
Three Months Ended March 31, 2018 and 2017
(In Thousands)
(Unaudited)

	Three Months Ended March 31, 2018

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
Balances, January 1, 2018	$7,320	$949,520	$440,957	$1,051,792	$2,449,589
Cumulative impact of adopting ASC 606, net of tax	—	—	—	32,952	32,952
Adjusted balances, January 1, 2018	7,320	949,520	440,957	1,084,744	2,482,541
Net income	—	—	—	48,658	48,658
Other comprehensive loss, net of income taxes	—	—	(303,182)	—	(303,182)
Dividends	—	—	—	(24,001)	(24,001)
Capital contribution(1)	—	848	—	—	848
Capital contribution - stock-based compensation	—	218	—	—	218
Balances, March 31, 2018	$7,320	$950,586	$137,775	$1,109,401	$2,205,082
(1) In February 2018, the Company received a capital contribution from its parent, GWL&A Financial, in the amount of $848. No additional shares of the Company were issued in relation to this contribution.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2018 and 2017
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net cash (used in) provided by operating activities	$(4,922)	$357,163

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	1,261,881	1,825,006
Mortgage loans on real estate	79,649	54,480
Limited partnership interests and other investments	2,585	3,106
Purchases of investments:
Fixed maturities, available-for-sale	(1,242,999)	(1,599,114)
Mortgage loans on real estate	(223,500)	(335,324)
Limited partnership interests and other investments	(6,805)	(4,555)
Net change in short-term investments	61,688	(439,510)
Net change in policy loans	854	279
Purchases of furniture, equipment, and software	(9,841)	(9,978)
Net cash used in investing activities	(76,488)	(505,610)

Cash flows from financing activities:
Contract deposits	700,628	778,744
Contract withdrawals	(610,434)	(543,572)
Dividends paid	(24,001)	(77,000)
Capital contribution	848	—
Payments for and interest paid on financing element derivatives, net	(938)	(1,870)
Net change in commercial paper borrowings	(14,004)	(404)
Net change in book overdrafts	32,704	(12,672)
Employee taxes paid for withheld shares	(32)	(180)
Net cash provided by financing activities	84,771	143,046

Net increase (decrease) in cash and cash equivalents	3,361	(5,401)
Cash and cash equivalents, beginning of year	17,211	18,321
Cash and cash equivalents, end of period	$20,572	$12,920

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2018 and 2017
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Income taxes	$(3,377)	$(3,139)
Interest	(3,799)	(3,199)

Non-cash investing and financing transactions during the years:
Share-based compensation expense	$218	$420
Fair value of assets acquired in settlement of fixed maturity investments	12,336	—

See notes to condensed consolidated financial statements.	(Concluded)

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

The condensed consolidated balance sheet as of December 31, 2017, which was derived from the Company’s audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2018, have been prepared in accordance with the instructions for Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  As such, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position, and cash flows as of March 31, 2018, and for all periods presented. The condensed consolidated results of operations and condensed consolidated statement of cash flows for the three months ended March 31, 2018, are not necessarily indicative of the results or cash flows expected for the full year.

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

2.  Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In May, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and all the related amendments to customer contracts (collectively “ASC 606”), effective for interim and annual periods beginning after December 15, 2017. ASC 606 supersedes nearly all existing revenue recognition guidance under U.S. GAAP; however, it did not impact the accounting for insurance and investment contracts within the scope of financial services insurance, leases, financial instruments and guarantees. The core principle of the model requires that an entity recognizes revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The update also requires increased disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. See Note 9 for additional information.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605.

The primary impact of ASC 606 to the Company relates to the accounting for certain contract costs and contract fulfillment costs, which were expensed as incurred under ASC 605. Under ASC 606, these costs are deferred and amortized over the expected life of the customer contract, which the Company determined to be 10 years. The Company presents these contract costs and contract fulfillment costs on the balance sheet as a part of the DAC and VOBA balance.

The Company recorded a net increase to opening retained earnings of $32,952, net of tax, as of January 1, 2018 due to the cumulative impact of adopting ASC 606.

In January, 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, effective for interim and annual periods beginning after December 15, 2017. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments including requiring equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income, eliminating certain disclosure requirements related to financial instruments measured at amortized cost, and adding disclosures related to the measurement categories of financial assets and financial liabilities.  The primary impact to the Company’s condensed consolidated financial statements was that the Company’s limited partnership interests, that were accounted for under the cost method, are now measured at fair value with changes in the fair value recognized in net income. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), effective for fiscal years and interim periods within those beginning after December 15, 2017. This ASU addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The primary impacts to the Company’s condensed consolidated financial statement include reclassification of proceeds received from the settlement of corporate-owned life insurance policies (“COLI”) from cash flow from operations to cash flow from investing and reclassification of certain change in due to / from parent and affiliate from investing to operating. As the Company has retroactively applied this guidance as required by the ASU, the following updates were made to the condensed consolidated cash flow statement for the three months ended March 31, 2017 to conform to current year presentation:

•	Reclassification of proceeds received from the settlement of COLIs of $1,680 from cash flow from operations to cash flows from investing; and

•	Reclassification of change in due to / from parent and affiliate of $2,921 from cash flow from financing to cash flows from operations.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (a consensus of the Emerging Issues Task Force), effective for fiscal years and interim periods within those beginning after December 15, 2017. This update requires organizations to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The adoption of this standard did not have a material impact on the condensed consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. This update requires organizations to disaggregate the service cost component from the other components of net benefit costs in the income statement and present it with other current compensation costs for the related employees while providing guidance for capitalization eligibility for service costs. The adoption of this standard did not have a material impact on the condensed consolidated financial statements.

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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other, effective for annual or any interim goodwill impairment tests after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The update eliminates Step 2 from the goodwill impairment test and will require management to perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  Any amount by which the carrying amount exceeds the reporting unit’s fair value (not to exceed the goodwill allocated to that reporting unit) is recognized as an impairment charge.  The Company performs its goodwill impairment annually in the 4th quarter or more frequently if events or circumstances indicate that there may be justification for performing an interim test. The adoption of this standard is not anticipated to have a material impact on the condensed consolidated financial statements.

3.  Dividends

The maximum amount of dividends, which can be paid to stockholders by insurance companies domiciled in the State of Colorado, is subject to restrictions relating to statutory surplus and statutory net gain from operations.  Prior to the payment of any dividends, the Company seeks approval from the Colorado Insurance Commissioner.  During the three months ended March 31, 2018 and 2017, the Company paid dividends of $24,001 and $77,000, respectively, to its parent, GWL&A Financial.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

4.  Summary of Investments

The following tables summarize fixed maturity investments classified as available-for-sale and the non-credit-related component of other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (loss) (“AOCI”):

	March 31, 2018
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
Fixed maturities:	cost	gains	losses	and carrying value	included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$1,392,346	$32,603	$25,591	$1,399,358	$—
Obligations of U.S. states and their subdivisions	1,877,627	186,166	3,226	2,060,567	—
Corporate debt securities (2)	15,555,511	380,876	246,981	15,689,406	(887)
Asset-backed securities	1,592,351	76,838	18,172	1,651,017	(32,154)
Residential mortgage-backed securities	137,413	2,278	1,109	138,582	(110)
Commercial mortgage-backed securities	1,374,477	6,728	32,708	1,348,497	—
Collateralized debt obligations	891,546	4,785	1	896,330	—
Total fixed maturities	$22,821,271	$690,274	$327,788	$23,183,757	$(33,151)

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
(2) Includes perpetual debt investments with amortized cost of $89,267 and estimated fair value of $88,877.

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

See Note 7 for additional discussion regarding fair value measurements.

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

	March 31, 2018
	Amortized cost	Estimated fair value
Maturing in one year or less	$813,963	$826,233
Maturing after one year through five years	3,808,805	3,869,012
Maturing after five years through ten years	8,164,513	8,147,763
Maturing after ten years	4,993,140	5,270,972
Mortgage-backed and asset-backed securities	5,040,850	5,069,777
Total fixed maturities	$22,821,271	$23,183,757

Mortgage-backed (commercial and residential) and asset-backed securities include those issued by the U.S. government and U.S. agencies.

The following table summarizes information regarding the sales of securities classified as available-for-sale:

	Three Months Ended March 31,
	2018	2017
Proceeds from sales	$966,420	$1,580,522
Gross realized gains from sales	12,274	12,433
Gross realized losses from sales	6,283	15,257

Mortgage loans on real estate — The recorded investment of the mortgage loan portfolio categorized as performing was $4,152,533 and $4,005,960 as of March 31, 2018 and December 31, 2017, respectively.

The following table summarizes activity in the mortgage provision allowance:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
	Commercial mortgages	Commercial mortgages
Beginning balance	$773	$2,882
Provision increases	—	157
Charge-off	—	(663)
Recovery	—	(30)
Provision decreases	—	(1,573)
Ending balance	$773	$773

Allowance ending balance by basis of impairment method:
Collectively evaluated for impairment	773	773

Recorded investment balance in the mortgage loan portfolio, gross of allowance, by basis of impairment method:	$4,152,533	$4,005,960
Individually evaluated for impairment	2,871	2,942
Collectively evaluated for impairment	4,149,662	4,003,018

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Limited partnership interests — Limited partnership interests represent the Company’s minority ownership interests in pooled investment funds that primarily make private equity investments across diverse industries and geographical focuses. The Company has determined its interest in each limited partnership to be considered a variable interest entity (“VIE”). Consolidation is not required as the Company is not deemed to be the primary beneficiary of the VIEs. The carrying value and maximum exposure to loss in relation to the activities of the VIEs was $53,120 and $45,540 at March 31, 2018 and December 31, 2017, respectively.

Securities lending — Securities with a cost or amortized cost of $128,151 and estimated fair values of $122,278 were on loan under the program at March 31, 2018. There were no securities on loan at December 31, 2017.  The Company received cash of $95,024 and securities with a fair value of $31,424 as collateral at March 31, 2018. The Company bears the risk of any deficiency in the amount of collateral available for return to a borrower due to a loss in an approved investment.

Under the securities lending program the collateral pledged is, by definition, the securities loaned against the cash borrowed. The cash collateral liability under the securities lending program is $95,024, and class of securities loaned consists entirely of corporate debt securities.

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

Unrealized losses on fixed maturity investments classified as available-for-sale — The following tables summarize unrealized investment losses, including the non-credit-related portion of OTTI losses reported in AOCI, by class of investment:

	March 31, 2018
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$735,249	$19,678	$151,508	$5,913	$886,757	$25,591
Obligations of U.S. states and their subdivisions	94,712	1,113	37,455	2,113	132,167	3,226
Corporate debt securities	6,254,337	140,152	1,667,376	106,829	7,921,713	246,981
Asset-backed securities	667,026	10,231	209,018	7,941	876,044	18,172
Residential mortgage-backed securities	81,291	411	10,464	698	91,755	1,109
Commercial mortgage-backed securities	778,597	15,656	287,246	17,052	1,065,843	32,708
Collateralized debt obligations	21,000	1	—	—	21,000	1
Total fixed maturities	$8,632,212	$187,242	$2,363,067	$140,546	$10,995,279	$327,788
Total number of securities in an unrealized loss position		808		271		1,079

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

Fixed maturity investments — Total unrealized losses and OTTI increased by $184,024, or 128%, from December 31, 2017 to March 31, 2018. The majority, or $157,770, of the increase was in the less than twelve months category. The overall increase in unrealized losses was across most asset classes and reflects higher interest rates at March 31, 2018, compared to December 31, 2017, resulting in generally lower valuations of these fixed maturity securities.

Total unrealized losses greater than twelve months increased by $26,254 from December 31, 2017 to March 31, 2018.  Corporate debt securities account for 76%, or $106,829, of the unrealized losses and OTTI greater than twelve months at March 31, 2018.  Non-investment grade corporate debt securities account for $7,612 of the unrealized losses and OTTI greater than twelve months. Management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Asset-backed and commercial-backed securities account for 18% of the unrealized losses and OTTI greater than twelve months at March 31, 2018.  The present value of the cash flows expected to be collected is not less than amortized cost and management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Other-than-temporary impairment recognition — The OTTI on fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in investment (losses) gains is summarized as follows:

	Three Months Ended March 31,
	2018	2017
Beginning balance	$62,231	$83,665
Reductions:
Due to sales, maturities or payoffs during the period	(1,510)	—
Due to increases in cash flows expected to be collected that are recognized over the remaining life of the security	(7,946)	(3,306)
Ending balance	$52,775	$80,359

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The ISDA Master Agreements contain provisions that would allow the counterparties to require immediate settlement of all derivative instruments in a net liability position if the Company were to default on any debt obligations over a certain threshold.  The MSFTA contain provisions which do not stipulate a threshold for default and only apply to debt obligations between the Company and the specific counterparty.  The aggregate fair value, inclusive of accrued income and expense, of derivative instruments with credit-risk-related contingent features that were in a net liability position was $138,689 and $93,761 as of March 31, 2018, and December 31, 2017, respectively.  The Company had pledged collateral related to these derivatives of $117,240 and $42,750 as of March 31, 2018, and December 31, 2017, respectively, in the normal course of business.  If the credit-risk-related contingent features were triggered on March 31, 2018, the fair value of assets that could be required to settle the derivatives in a net liability position was $21,449.

At March 31, 2018, and December 31, 2017, the Company had pledged $128,868 and $52,330 of unrestricted cash collateral to counterparties in the normal course of business, while other counterparties had pledged $637 and $5,490 of unrestricted cash collateral to the Company to satisfy collateral netting agreements, respectively.

At March 31, 2018, the Company estimated $62,494 of net derivative gains related to cash flow hedges included in AOCI will be reclassified into net income within the next twelve months. Gains and losses included in AOCI are reclassified into net income when the hedged item affects earnings.

Types of derivative instruments and derivative strategies

Interest rate contracts

Cash flow hedges

Interest rate swap agreements are used to convert the interest rate on certain debt security investments and debt obligations from a floating rate to a fixed rate.

Not designated as hedging instruments

The Company enters into certain transactions in which derivatives are hedging an economic risk but hedge accounting is not elected.  These derivative instruments include:  exchange-traded interest rate swap futures, over-the-counter (“OTC”) interest rate swaptions, OTC interest rate swaps, exchange-traded Eurodollar interest rate futures, and treasury interest rate futures.  Certain of the Company’s OTC derivatives are cleared and settled through the Chicago Mercantile Exchange ("CME") while others are bilateral contracts between the Company and a counterparty.

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

The following tables summarize the notional amount and fair value of derivative financial instruments, excluding embedded derivatives:

	March 31, 2018
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$22,300	$6,156	$6,156	$—
Cross-currency swaps	864,609	(65,232)	10,404	75,636
Total cash flow hedges	886,909	(59,076)	16,560	75,636

Total derivatives designated as hedges	886,909	(59,076)	16,560	75,636

Derivatives not designated as hedges:
Interest rate swaps	534,100	775	1,703	928
Futures on equity indices	57,609	—	—	—
Interest rate futures	47,300	—	—	—
Interest rate swaptions	172,761	135	135	—
Other forward contracts	820,000	3,691	3,691	—
Cross-currency swaps	612,733	(49,242)	12,882	62,124
Total derivatives not designated as hedges	2,244,503	(44,641)	18,411	63,052
Total derivative financial instruments	$3,131,412	$(103,717)	$34,971	$138,688

(1) The estimated fair value includes accrued income and expense. The estimated fair value of all derivatives in an asset position is reported within other assets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the condensed consolidated balance sheets.

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

Notional amounts are used to express the extent of the Company’s involvement in derivative transactions and represent a standard measurement of the volume of its derivative activity.  Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received. The average notional outstanding during the three months ended March 31, 2018, was $747,900, $1,461,328, $89,085, $170,701, and $1,652,500 for interest rate swaps, cross-currency swaps, futures, swaptions, and other forward contracts, respectively. The average notional outstanding during the year ended December 31, 2017, was $905,977, $1,323,398, $108,438, $162,896, and $2,231,196 for interest rate swaps, cross-currency swaps, futures, swaptions, and other forward contracts, respectively.

The following tables present the effect of derivative instruments in the condensed consolidated statements of income and comprehensive income reported by cash flow hedges and derivatives not designated as hedges, excluding embedded derivatives:

	Gain (loss) recognized in OCI on derivatives (Effective portion)		Gain (loss) reclassified from OCI into net income (Effective portion)
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Cash flow hedges:
Interest rate swaps	$(1,012)	$(148)	$928	$1,220	(A)
Interest rate swaps	29,029	3,843	(255)	(880)	(B)
Cross-currency swaps	(34,513)	(10,650)	(526)	1,102	(A)
Total cash flow hedges	$(6,496)	$(6,955)	$147	$1,442
(A) Net investment income.
(B) Interest expense.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Gain (loss) on derivatives recognized in net income
	Three Months Ended March 31,
	2018		2017
Derivatives not designated as hedging instruments:
Futures on equity indices	$—	(A)	$(684)	(A)
Futures on equity indices	(641)	(B)	(1,284)	(B)
Interest rate swaps	—	(A)	(1,549)	(A)
Interest rate swaps	(10,966)	(B)	—	(B)
Interest rate futures	—	(A)	(14)	(A)
Interest rate futures	48	(B)	5	(B)
Interest rate swaptions	—	(A)	(27)	(A)
Interest rate swaptions	36	(B)	(74)	(B)
Other forward contracts	—	(A)	6,784	(A)
Other forward contracts	(20,368)	(B)	(5,597)	(B)
Cross-currency swaps	—	(A)	(14,168)	(A)
Cross-currency swaps	(28,144)	(B)	—	(B)
Total derivatives not designated as hedging instruments	$(60,035)		$(16,608)
(A) Net investment income.
(B) Represents investment (losses) gains, net.

Embedded derivative - Guaranteed Lifetime Withdrawal Benefit

The Company offers a guaranteed lifetime withdrawal benefit (“GLWB”) through a variable annuity or a contingent deferred annuity. The GLWB is deemed to be an embedded derivative. The GLWB is recorded at fair value within future policy benefits on the condensed consolidated balance sheets. Changes in fair value of the GLWB are recorded in investment (losses) gains, net in the condensed consolidated statements of income.

The estimated fair value of the GLWB was $3,993 and $11,095 at March 31, 2018, and December 31, 2017, respectively. The changes in fair value of the GLWB were $7,102 and $1,670 for the three months ended March 31, 2018, and 2017, respectively.

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

	March 31, 2018
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial		Net
Financial instruments (assets):	recognized assets (1)	instruments	Cash collateral	fair value
Derivative instruments (2)	$34,971	$(31,280)	$(637)	$3,054
Short-term reverse repurchase agreements (3)	15,900	(15,900)	—	—
Total financial instruments (assets)	$50,871	$(47,180)	$(637)	$3,054

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	March 31, 2018
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial		Net
Financial instruments (liabilities):	recognized liabilities (1)	instruments	Cash collateral	fair value
Derivative instruments (4)	$138,689	$(31,280)	$(107,344)	$65

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

	December 31, 2017
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial		Net
Financial instruments (assets):	recognized assets/liabilities (1)	instruments	Cash collateral	fair value
Derivative instruments (2)	$52,738	$(47,827)	$(4,911)	$—
Short-term reverse repurchase agreements (3)	23,200	(23,200)	—	—
Total financial instruments (assets)	$75,938	$(71,027)	$(4,911)	$—

	December 31, 2017
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial		Net
Financial instruments (liabilities):	recognized liabilities (1)	instruments	Cash collateral	fair value
Derivative instruments (4)	$93,761	$(47,827)	$(42,750)	$3,184

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

7.  Fair Value Measurements

Recurring fair value measurements

The following tables present the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy category:

	Assets and liabilities measured at fair value on a recurring basis
	March 31, 2018
	Quoted prices	Significant
	in active markets for identical assets (Level 1)	other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$1,399,358	$—	$1,399,358
Obligations of U.S. states and their subdivisions	—	2,060,567	—	2,060,567
Corporate debt securities	—	15,680,119	9,287	15,689,406
Asset-backed securities	—	1,651,017	—	1,651,017
Residential mortgage-backed securities	—	138,582	—	138,582
Commercial mortgage-backed securities	—	1,348,497	—	1,348,497
Collateralized debt obligations	—	896,330	—	896,330
Total fixed maturities available-for-sale	—	23,174,470	9,287	23,183,757
Fixed maturities held-for-trading:
U.S. government direct obligations and U.S. agencies	—	16,134	—	16,134
Corporate debt securities	—	3,074	—	3,074
Commercial mortgage-backed securities	—	1,046	—	1,046
Total fixed maturities held-for-trading	—	20,254	—	20,254
Short-term investments	227,360	70,160	—	297,520
Limited partnership interests (1)	—	—	—	53,120
Collateral under securities lending agreements	—	95,024	—	95,024
Collateral under derivative counterparty collateral agreements	129,505	—	—	129,505
Derivative instruments designated as hedges:
Interest rate swaps	—	6,156	—	6,156
Cross-currency swaps	—	10,404	—	10,404
Derivative instruments not designated as hedges:
Interest rate swaps	—	1,703	—	1,703
Interest rate swaptions	—	135	—	135
Other forward contracts	—	3,691	—	3,691
Cross-currency swaps	—	12,882	—	12,882
Total derivative instruments	—	34,971	—	34,971
Separate account assets (1)	16,097,613	10,361,781	—	26,843,072
Total assets	$16,454,478	$33,756,660	$9,287	$50,604,103

Liabilities
Payable under securities lending agreements	$—	$95,024	$—	$95,024
Collateral under derivative counterparty collateral agreements	$637	$—	$—	$637
Derivative instruments designated as hedges:
Cross-currency swaps	—	75,636	—	75,636
Derivative instruments not designated as hedges:
Interest rate swaps	—	928	—	928
Other forward contracts	—	—	—	—
Cross-currency swaps	—	62,124	—	62,124
Total derivative instruments	—	138,688	—	138,688
Embedded derivatives - GLWB	—	—	3,993	3,993
Separate account liabilities (2)	18	350,653	—	350,671
Total liabilities	$655	$584,365	$3,993	$589,013

(1) Included in the total fair value amount are $384 million of separate account assets and $53 million of limited partnership interests as of March 31, 2018 for which the fair value is estimated using net asset value per unit as a practical expedient.
 (2) Includes only separate account instruments which are carried at the fair value of the underlying liabilities owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Assets and liabilities measured at fair value on a recurring basis
	December 31, 2017
	Quoted prices	Significant
	in active markets for identical assets (Level 1)	other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$1,871,642	$—	$1,871,642
Obligations of U.S. states and their subdivisions	—	2,090,972	—	2,090,972
Corporate debt securities	—	15,696,349	9,738	15,706,087
Asset-backed securities	—	1,717,976	—	1,717,976
Residential mortgage-backed securities	—	64,984	—	64,984
Commercial mortgage-backed securities	—	1,357,609	—	1,357,609
Collateralized debt obligations	—	783,869	—	783,869
Total fixed maturities available-for-sale	—	23,583,401	9,738	23,593,139
Fixed maturities held-for-trading:
U.S. government direct obligations and U.S. agencies	—	16,836	—	16,836
Corporate debt securities	—	3,156	—	3,156
Commercial mortgage-backed securities	—	1,067	—	1,067
Total fixed maturities held-for-trading	—	21,059	—	21,059
Short-term investments (1)	288,302	61,964	—	350,266
Collateral under derivative counterparty collateral agreements	57,820	—	—	57,820
Derivative instruments designated as hedges:
Interest rate swaps	—	7,476	—	7,476
Cross-currency swaps	—	19,958	—	19,958
Derivative instruments not designated as hedges:
Interest rate swaps	—	3,530	—	3,530
Interest rate swaptions	—	75	—	75
Cross-currency swaps	—	20,320	—	20,320
Total derivative instruments	—	51,359	—	51,359
Separate account assets (1)	16,523,630	10,736,532	—	27,660,571
Total assets	$16,869,752	$34,454,315	$9,738	$51,734,214

Liabilities
Collateral under derivative counterparty collateral agreements	$5,490	$—	$—	$5,490
Derivative instruments designated as hedges:
Cross-currency swaps	—	51,316	—	51,316
Derivative instruments not designated as hedges:
Interest rate swaps	—	1,628	—	1,628
Cross-currency swaps	—	41,599	—	41,599
Total derivative instruments	—	94,543	—	94,543
Embedded derivatives - GLWB	—	—	11,095	11,095
Separate account liabilities (2)	8	409,266	—	409,274
Total liabilities	$5,498	$503,809	$11,095	$520,402

(1) Included in the total fair value amounts are $400 million of investments as of December 31, 2017 for which the fair value is estimated using net asset value per unit as a practical expedient.
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

Limited partnership interests

Limited partnership interests represent the Company’s minority ownership interests in pooled investment funds.  These funds employ varying investment strategies that primarily make private equity investments across diverse industries and geographical focuses.  The net asset value, determined using the partnership financial statement reported capital account adjusted for other relevant information which may impact the exit value of the investments, is used as a practical expedient to estimate fair value. Distributions by these investments are generated from investment gains, from operating income generated by the underlying investments of the funds, and from liquidation of the underlying assets of the funds which are estimated to be liquidated over the next one to 10 years.

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
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities
	Three Months Ended March 31, 2018
	Assets	Liabilities
	Fixed maturities available-for-sale	Embedded derivatives - GLWB
	Corporate debt securities
Balances, January 1, 2018	$9,738	$11,095
Realized and unrealized gains (losses) included in:
Net income (loss)	—	7,102
Other comprehensive income (loss)	(13)	—
Settlements	(438)	—
Balances, March 31, 2018	$9,287	$3,993
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at March 31, 2018	$—	$7,102

	Recurring Level 3 financial assets and liabilities
	Three Months Ended March 31, 2017
	Assets	Liabilities
	Fixed maturities available-for-sale	Embedded derivatives - GLWB
	Corporate debt securities
Balances, January 1, 2017	$11,639	$5,712
Realized and unrealized gains (losses) included in:
Net income (loss)	—	1,670
Other comprehensive income (loss)	(364)	—
Settlements	(344)	—
Balances, March 31, 2017	$10,931	$4,042
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at March 31, 2017	$—	$1,670

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following table presents significant unobservable inputs used during the valuation of certain liabilities categorized within Level 3 of the recurring fair value measurements table:

Range
	Valuation Technique	Unobservable Input	March 31, 2018	December 31, 2017
Embedded derivatives - GLWB	Risk neutral stochastic valuation methodology	Equity volatility	15% - 30%	15% - 30%
		Swap curve	2.31% - 2.85%	1.69% - 2.54%
		Mortality rate	Based on the Annuity 2000 Mortality Table	Based on the Annuity 2000 Mortality Table
		Base Lapse rate	1% - 15%	1% - 15%

Fair value of financial instruments

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments and investments not carried at fair value on a recurring basis:

	March 31, 2018			December 31, 2017
			Fair value			Fair value
	Carrying	Estimated	hierarchy	Carrying	Estimated	hierarchy
	amount	fair value	level	amount	fair value	level
Assets
Mortgage loans on real estate	$4,151,760	$4,140,846	2	$4,005,187	$4,066,800	2
Policy loans	4,067,552	4,067,552	2	4,104,094	4,104,094	2
Limited partnership interests (1)	—	—		43,281	45,009
Other investments	10,349	40,613	3	11,507	41,588	3

Liabilities
Annuity contract benefits without life contingencies	$12,804,896	$12,484,424	2	$12,704,401	$12,647,309	2
Policyholders’ funds	247,781	247,781	2	280,578	280,578	2
Commercial paper	85,882	85,882	2	99,886	99,886	2
Notes payable	546,806	589,700	2	543,338	581,097	2

(1) The fair value of limited partnership interests as of December 31, 2017 is estimated using net asset value per unit as a practical expedient.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

8.  Other Comprehensive Income

The following table presents the accumulated balances for each classification of other comprehensive income (loss):

	Three Months Ended March 31, 2018
	Unrealized holding gains (losses) arising on fixed maturities, available-for-sale (1)	Unrealized holding gains (losses) arising on cash flow hedges (2)	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment (3)	Total
Balances, January 1, 2018	$544,887	$103,529	$(116,267)	$(91,192)	$440,957
Change in estimate of tax reform impact	108,846	(83,806)	(25,040)	—	—

OCI before reclassifications	(459,680)	(6,496)	87,408	—	(378,768)
Deferred income tax benefit (expense)	96,534	1,364	(18,356)	—	79,542
AOCI before reclassification, net of tax	(363,146)	(5,132)	69,052	—	(299,226)
Amounts reclassified from AOCI	(5,440)	(147)	—	580	(5,007)
Deferred income tax benefit (expense)	1,142	31	—	(122)	1,051
Amounts reclassified from AOCI, net of tax	(4,298)	(116)	—	458	(3,956)
Balances, March 31, 2018	$286,289	$14,475	$(72,255)	$(90,734)	$137,775
(1) Reclassifications affect investment gains (losses), net on the consolidated statements of income.
(2) Reclassifications affect net investment income on the consolidated statements of income, except for $255 (before tax) which affected interest expense for the three months ended March 31, 2018.
(3) The adjustments for defined benefit plans are included in the computation of net periodic (benefit) cost of employee benefit plans (see note 10 for additional details).

The following table presents the accumulated balances for each classification of other comprehensive income (loss):

	Three Months Ended March 31, 2017
	Unrealized holding gains (losses) arising on fixed maturities, available-for-sale (1)	Unrealized holding gains (losses) arising on cash flow hedges (2)	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment (3)	Total
Balances, January 1, 2017	$311,748	$67,076	$(58,646)	$(84,303)	$235,875
OCI before reclassifications	130,229	(6,955)	(28,466)	—	94,808
Deferred income tax benefit (expense)	(45,580)	2,434	9,963	—	(33,183)
AOCI before reclassification, net of tax	84,649	(4,521)	(18,503)	—	61,625
Amounts reclassified from AOCI	2,917	(1,442)	—	2,146	3,621
Deferred income tax benefit (expense)	(1,021)	505	—	(751)	(1,267)
Amounts reclassified from AOCI, net of tax	1,896	(937)	—	1,395	2,354
Balances, March 31, 2017	$398,293	$61,618	$(77,149)	$(82,908)	$299,854
(1) Reclassifications affect investment gains(losses), net on the consolidated statements of income.
(2) Reclassifications affect net investment income on the consolidated statements of income, except for $880 (before tax) which affected interest expense for the three months ended March 31, 2017.
(3) The adjustments for defined benefit plans are included in the computation of net periodic (benefit) cost of employee benefit plans (see note 10 for additional details).

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

9.  Revenues

Fee Income Revenue Recognition

Fee income is recognized upon transfer of control of promised services when provided to customers in an amount that reflects the consideration expected to be received in exchange for those services. Fee income can be based on a rate per plan or per participant, percentage of assets under management or administration, or rate based on the services provided.

Certain recordkeeping and administrative contracts include non-performance penalties if certain customer satisfaction metrics are not met. The Company estimates a reduction in fee income for non-performance penalties based on an analysis of historical loss.

The sources of fee income from contracts with customers include:

Administration, Recordkeeping, Servicing, and Distribution Fees

Fees charged for providing recordkeeping, shareholder servicing and distribution of funds, administrative, trustee, and custodial services for retirement plan sponsors, plan participants, insurance policy holders and IRA account holders. Recordkeeping contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for the individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. These fees are primarily earned over time (i.e. services are rendered daily) and are calculated as a percentage of assets under administration or as a rate per plan or per participants in a plan. These fees also include service revenues that are recognized as services are rendered and are based upon established billing rates. Such services include loan processing and postage fees. Fees are generally invoiced quarterly and are either deducted directly from plan or participant assets or due within 30 days.

Investment Advisory and Asset Management Fees

Fees charged for investment advisory and asset management and administrative services to retirement plan sponsors, plan participants, insurance policyholders and IRA accountholders, and affiliates of the Company. These fees are primarily earned over time (i.e. services are rendered daily) and are calculated as a percentage of average daily net assets under management or are based upon established billing rates. Fees are generally invoiced quarterly and due within 30 days or are deducted directly from plan, participant, or other investment accounts.

Other Fees

Other fees includes insurance product related fees earned under the guidance of Topic 944, Financial Services - Insurance such as fees for certain variable annuity guaranteed death benefits and insurance risk charges.

The following table presents fee income disaggregated by type of services and segment:

	Three months ended March 31, 2018
	Individual Markets	Empower Retirement	Other	Total
Administration, recordkeeping and servicing fees	$1,140	$157,851	$—	$158,991
Investment advisory and asset management fees	3,255	68,290	1,879	73,424
Other fee income	27,233	16,316	—	43,549
Total Fee Income	$31,628	$242,457	$1,879	$275,964
At March 31, 2018, included in other assets are customer contract receivables of $238,142. The Company did not have material bad debt expense during the three months ended March 31, 2018.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Assets Recognized from the Costs to Obtain and Fulfill a Contract

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it is expected that the costs are recoverable and the benefit of those costs will be longer than one year. The Company also recognizes an asset for costs that relate directly to fulfilling a contract that are expected to be recovered. At March 31, 2018, the Company included deferred contract costs related to ASC 606 of $43,999 in the DAC and VOBA balance in the condensed consolidated balance sheet.

10.  Employee Benefit Plans

Net periodic cost (benefit) of the Defined Benefit Pension, Post-Retirement Medical, and Supplemental Executive Retirement plans included in general insurance expenses in the accompanying condensed consolidated statements of income includes the following components:

	Three Months Ended March 31,
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Components of net periodic cost (benefit):
Service cost	$—	$(2,067)	$376	$357	$—	$(4)	$376	$(1,714)
Interest cost	5,709	6,121	172	188	339	405	6,220	6,714
Expected return on plan assets	(5,331)	(5,118)	—	—	—	—	(5,331)	(5,118)
Amortization of unrecognized prior service costs (benefits)	—	—	(69)	(52)	81	125	12	73
Amortization of losses (gains) from earlier periods	584	2,199	(5)	(113)	(11)	(13)	568	2,073
Net periodic cost (benefit)	$962	$1,135	$474	$380	$409	$513	$1,845	$2,028

The Company expects to make payments of approximately $329 with respect to its Post-Retirement Medical Plan and $2,398 with respect to its Supplemental Executive Retirement Plan during the year ended December 31, 2018.  The Company does not expect to make contributions to its Defined Benefit Pension Plan during the year ended December 31, 2018.  A December 31 measurement date is used for the employee benefit plans.

The following table summarizes payments made to the Post-Retirement Medical Plan and the Supplemental Executive Retirement Plan:

	Three Months Ended March 31,
	2018	2017
Payments to the Post-Retirement Medical Plan	$82	$169
Payments to the Supplemental Executive Retirement Plan	599	834

11.  Income Taxes

The provision for income taxes is comprised of the following:

	Three Months Ended March 31,
	2018	2017
Current (benefit) expense	$(15,771)	$12,959
Deferred expense	29,324	4,158
Total income tax provision	$13,553	$17,117

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate:

	Three Months Ended March 31,
	2018	2017
Statutory federal income tax rate	21.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(2.2)%	(3.3)%
Tax credits	(0.6)%	(0.8)%
State income taxes, net of federal benefit	2.8%	1.8%
Other, net	0.8%	0.3%
Effective income tax rate	21.8%	33.0%

The effective income tax rate from continuing operations was 21.8 percent for the three months ended March 31, 2018, compared with 33 percent for the same period in 2017. The decrease in effective income tax rate for the three months ended March 31, 2018, compared with the same period in 2017, was primarily the result of the passage of the Tax Reconciliation Act, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018.

The Company recorded an increase of $962 and an increase of $1,994 in unrecognized tax benefits during the three months ended March 31, 2018, and 2017, respectively. The Company anticipates additional increases to its unrecognized tax benefits of $3,000 to $4,000 in the next twelve months. The Company expects that the majority of the increase in its unrecognized tax benefits will not impact the effective tax rate.

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

	Three Months Ended March 31, 2018
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$123,586	$589	$20,507	$144,682
Fee income	31,628	242,457	1,879	275,964
Other revenue	—	2,985	—	2,985
Net investment income	197,329	129,009	11,803	338,141
Investment (losses) gains, net	(16,670)	(27,122)	49	(43,743)
Total revenues	335,873	347,918	34,238	718,029
Benefits and expenses:
Policyholder benefits	272,010	51,279	15,296	338,585
Operating expenses	42,602	259,881	14,750	317,233
Total benefits and expenses	314,612	311,160	30,046	655,818
Income before income taxes	21,261	36,758	4,192	62,211
Income tax expense	3,897	8,768	888	13,553
Net income	$17,364	$27,990	$3,304	$48,658

	Three Months Ended March 31, 2017
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$131,559	$91	$20,591	$152,241
Fee income	25,981	227,320	1,815	255,116
Other revenue	—	2,384	—	2,384
Net investment income	184,205	117,620	11,646	313,471
Realized investment gains (losses), net	584	(12,316)	(22)	(11,754)
Total revenues	342,329	335,099	34,030	711,458
Benefits and expenses:
Policyholder benefits	270,088	47,629	21,711	339,428
Operating expenses	38,386	255,764	25,933	320,083
Total benefits and expenses	308,474	303,393	47,644	659,511
Income (loss) before income taxes	33,855	31,706	(13,614)	51,947
Income tax expense (benefit)	11,650	10,426	(4,959)	17,117
Net income (loss)	$22,205	$21,280	$(8,655)	$34,830

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

13.  Commitments and Contingencies

Commitments

The Company has a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility expires on March 1, 2023.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth of $1,022,680, as defined in the credit facility agreement (compiled on the statutory accounting basis prescribed by the National Association of Insurance Commissioners), at anytime.  The Company was in compliance with all covenants at March 31, 2018 and December 31, 2017.  At March 31, 2018 and December 31, 2017, there were no outstanding amounts related to the credit facility.

GWL&A Financial has a letter of credit for the benefit of GWSC for capital support in the amount of $70,000 and which renews annually until the Company terminates it under the provisions specified in the agreement. At March 31, 2018 and December 31, 2017, there were no outstanding amounts related to the letter of credit.

In addition, the Company has other letters of credit with a total amount of $9,095, renewable annually for an indefinite period of time. At March 31, 2018 and December 31, 2017, there were no outstanding amounts related to those letters of credit.

The Company makes commitments to fund partnership interests, mortgage loans on real estate, and other investments in the normal course of its business.  The amounts of these unfunded commitments at March 31, 2018 and December 31, 2017, were as follows:

	March 31, 2018	December 31, 2017
Due in less than one year	$368,500	$312,152
Due within one to three years	—	1,090
Total	$368,500	$313,242

Included in the total unfunded commitments at March 31, 2018 and December 31, 2017, is $107,001 and $114,726, respectively, related to limited partnership interests, all of which is due within one year from the dates indicated.
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

14.  Subsequent Events

On April 25, 2018, the Company’s Board of Directors declared dividends of $20,000, paid on May 1, 2018, to its sole shareholder, GWL&A Financial.

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

Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change.  Some of these risks are described in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.  Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be global or national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility, and other risks associated with its investment portfolio and other factors.

Readers should also consider other matters, including any risks and uncertainties, discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission. The following discussion addresses the Company’s results of operations for the three months ended March 31, 2018, compared with the same period in 2017.  This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

Recent Events

The Tax Reconciliation Act, which was signed in December 2017, among other changes, lowered the U.S. corporate tax rate from 35% to 21% effective on January 1, 2018.  As a result, net earnings in the first quarter of 2018 reflect net income, tax effected at the lower 21% rate.  Other provisions of the tax bill did not have a material effect on taxable income in the first quarter of 2018.

On April 6, 2016, the U.S. Department of Labor (“DOL”) issued a rule redefining and expanding who is a fiduciary by reason of providing investment advice to a retirement plan or holder of an individual retirement account. The DOL issued an 18-month delay for full compliance with the rule to July 1, 2019. However, on March 15, 2018, the United States Court of Appeals for the Fifth Circuit released an opinion vacating the rule in its entirety. If the DOL does not request a rehearing or an appeal to the U.S. Supreme Court, the rule will be vacated and the DOL’s prior five-part test rule will be restored.   The rule remains in effect until the Fifth Circuit issues its mandate.  On May 7, 2018, the DOL issued a non-enforcement policy that allows the Company to continue to provide IRA and plan rollover counseling as an ERISA fiduciary until the DOL issues further guidance. The Company continues to monitor any developments or proposed revisions.

On April 18, 2018, the Securities and Exchange Commission released its proposal on the standards applicable to brokers and advisors. The proposal will have a 90 day comment period and would be applicable to all retail investors. The Company will monitor any developments or proposed revisions and is preparing to comply with the new standards if and when implemented.

Current Market Conditions

The S&P 500 index at March 31, 2018 was down by 1% compared to January 1, 2018. The S&P 500 index at March 31, 2017 was up by 6% compared to January 1, 2017.  The average of the S&P 500 index was up by 18% during the three months ended March 31, 2018, when compared to the same period in 2017.

	2018		2017
S&P 500 Index	Close	Average in Quarter	Close	Average in Quarter
March 31	2,641	2,733	2,363	2,324
January 1	2,674		2,239

Variable asset-based fees earned by the Company fluctuate with changes in participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses, which are primarily associated with changes in the U.S. equities market. Fee income increased for the three months ended March 31, 2018, when compared to the same period in 2017. For the three months ended March 31, 2018, the variance was primarily due to higher asset-based fees, driven by growth in these assets, due to positive net cash flows.

The 10-year U.S. Treasury rate at March 31, 2018, was up by 33 basis points as compared to January 1, 2018. The rate at March 31, 2017 was down by 10 basis points as compared to January 1, 2017. The average of the 10-year U.S. Treasury rate during the three months ended March 31, 2018, was up by 31 basis points when compared to 2017.

	2018		2017
10-Year Treasury Rate	Close	Average in Quarter	Close	Average in Quarter
March 31	2.74%	2.76%	2.35%	2.45%
January 1	2.40%		2.45%

Unrealized gains on fixed maturity investments fluctuate with changes in the prevailing interest rates. When interest rates decrease, market values of fixed maturity investments generally increase, and vice-versa. The Company has recorded in other comprehensive income unfavorable changes in unrealized gains (losses), net, on fixed maturity investments, of $468 million for the three months ended March 31, 2018, compared to favorable changes of $134 million for the three months ended March 31, 2017. This resulted in a decrease in accumulated other comprehensive income (loss), net of policy holder related amounts, and deferred taxes.

The Company employs hedging strategies for the purpose of managing the interest rate, foreign currency exchange rate, and equity market risks impacting the Company’s business. For some derivative instruments, hedge accounting is not elected; therefore all gains or losses from these transactions are recorded in the condensed consolidated statement of income. As a result, fluctuations in interest rates, foreign currencies, or equity markets may cause the Company to experience volatility in net income. For the three months ended March 31, 2018, the Company recorded realized losses on forward settling to be announced (“TBA”) securities of $20 million, compared to gains of $6 million in 2017. For the three months ended March 31, 2018, the Company recorded net investment income on cross-currency swaps of zero compared to gains of $14 million in 2017.

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

Three months ended March 31, 2018 compared with the three months ended March 31, 2017

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

	Three Months Ended March 31,		Increase	Percentage
Income statement data (In millions)	2018	2017	(decrease)	change
Net income (loss)
Individual Markets segment	$18	$22	$(4)	(18)%
Empower Retirement segment	28	21	7	33%
Other segment	3	(8)	11	138%
Total net income	49	35	14	40%
Adjustments to net income (loss)
Investment (losses) gains, net	(44)	(15)	(29)	(193)%
Pro-rata tax benefit (1)	9	5	4	80%
Adjusted operating income	$84	$45	$39	87%

(1) Current year calculated utilizing estimated tax rate of 21%. Prior year estimated tax rate of 35%.

Investment gains (losses), net, had an unfavorable change of $29 million, or 193%, from a loss of $15 million in 2017 to $44 million in 2018. The change was primarily due to unfavorable variances from forward settling TBA securities and cross currency swaps partially offset by equity gains.

The pro-rata tax benefit changed by $4 million, or 80%, from $5 million in 2017 to $9 million in 2018, due to the impact of the U.S. corporate tax rate changes for $2 million and the tax benefit from the unfavorable change in investment gains (losses), net.

Company Results of Operations

Three months ended March 31, 2018 compared with the three months ended March 31, 2017

The following is a summary of certain financial data of the Company:

	Three Months Ended March 31,		Increase	Percentage
Income statement data (In millions)	2018	2017	(decrease)	change
Premium income	$145	$153	$(8)	(5)%
Fee income	276	255	21	8%
Other revenue	3	2	1	50%
Adjusted net investment income	338	316	22	7%
Total adjusted operating revenues	762	726	36	5%
Policyholder benefits	339	339	—	—%
Operating expenses	317	320	(3)	(1)%
Total benefits and expenses	656	659	(3)	—%
Adjusted operating income before income taxes	106	67	39	58%
Adjusted income tax expense	22	22	—	—%
Adjusted operating income	$84	$45	$39	87%

The Company’s consolidated adjusted operating income had a favorable change of $39 million, or 87%, to $84 million for the three months ended March 31, 2018, when compared to the same period in 2017. The increase was primarily due to increased adjusted net investment income and higher fee income, offset by lower premium income.

Premium income had an unfavorable change of $8 million, or 5%, to $145 million for the three months ended March 31, 2018, when compared to the same period in 2017 primarily related to lower net premiums collected on group health and disability policies.

Fee income had a favorable change of $21 million, or 8%, to $276 million for the three months ended March 31, 2018, when compared to the same period in 2017. This increase was primarily due to higher asset-based fees, driven by growth in these assets.

Adjusted net investment income had a favorable change of $22 million, or 7%, to $338 million. The increase was primarily related to higher investment income earned on bonds, mortgages, and policy loans primarily as a result of higher invested asset balances and partial recoveries of impairments taken in prior years.

Individual Markets Segment Results of Operations

Three months ended March 31, 2018 compared with the three months ended March 31, 2017

The following is a summary of certain financial data of the Individual Markets segment:

	Three Months Ended March 31,		Increase	Percentage
Income statement data (In millions)	2018	2017	(decrease)	change
Premium income	$124	$132	$(8)	(6)%
Fee income	32	26	6	23%
Adjusted net investment income	197	190	7	4%
Total adjusted operating revenues	353	348	5	1%
Policyholder benefits	273	270	3	1%
Operating expenses	42	38	4	11%
Total benefits and expenses	315	308	7	2%
Adjusted operating income before income taxes	38	40	(2)	(5)%
Adjusted income tax expense	7	14	(7)	(50)%
Adjusted operating income	$31	$26	$5	19%

Adjusted operating income for the Individual Markets segment had a favorable change of $5 million, or 19%, to $31 million during the three months ended March 31, 2018, when compared to the same period in 2017. The increase was primarily due to higher adjusted net investment income and fee income, and a decrease in adjusted income tax expense partially offset by lower premium income and higher operating expenses.

Premium income had an unfavorable change of $8 million, or 6%, to $124 million for the three months ended March 31, 2018, when compared to the same period in 2017 primarily related to lower net premiums collected on group health and disability policies.

Fee income had a favorable change of $6 million, or 23%, to $32 million for the three months ended March 31, 2018, when compared to the same period in 2017. This was primarily related to an increase in asset-based variable fee income resulting from increased average asset levels driven by the individual annuity line of business.

Adjusted net investment income had a favorable change of $7 million, or 4%, to $197 million. The increase was primarily related to higher investment income earned on bonds, mortgages, and policy loans as a result of higher invested asset balances.

Operating expenses had an unfavorable change of $4 million, or 11%, to $42 million for the three months ended March 31, 2018, when compared to the same period in 2017. The primary driver of this increase is higher DAC amortization and lower commission deferrals net of expense.

Adjusted income tax expense decreased by $7 million, from an expense of $14 million in 2017 to $7 million in 2018 primarily due to the impact of the U.S. corporate tax rate changes for $6 million.

Empower Retirement Segment Results of Operations

Three months ended March 31, 2018 compared with the three months ended March 31, 2017

The following is a summary of certain financial data of the Empower Retirement segment:

	Three Months Ended March 31,		Increase	Percentage
Income statement data (In millions)	2018	2017	(decrease)	change
Premium income	$1	$—	$1	100%
Fee income	242	$227	15	7%
Other revenue	3	2	1	50%
Adjusted net investment income	129	115	14	12%
Total adjusted operating revenues	375	344	31	9%
Policyholder benefits	51	48	3	6%
Operating expenses	260	256	4	2%
Total benefits and expenses	311	304	7	2%
Adjusted operating income before income taxes	64	40	24	60%
Adjusted income tax expense	14	13	1	8%
Adjusted operating income	$50	$27	$23	85%

Adjusted operating income for the Empower Retirement segment increased by $23 million, or 85%, to $50 million for the three months ended March 31, 2018, when compared to the same period in 2017. The change was primarily due to higher fee income, higher adjusted net investment income, offset by higher policyholder benefits and higher operating expenses.

Fee income increased by $15 million, or 7%, to $242 million for the three months ended March 31, 2018, when compared to the same period in 2017. This increase was primarily related to higher asset-based variable fee income. This was driven by growth in these assets and an increase in participants.

Adjusted net investment income had a favorable change of $14 million, or 12%, to $129 million for the three months ended March 31, 2018, when compared to the same period in 2017. The primary driver of the change was partial recoveries of impairments taken in prior years.

Operating expenses had an unfavorable change of $4 million, or 2%, to $260 million for the three months ended March 31, 2018, when compared to the same period in 2017. The primary driver of this increase is higher VOBA amortization.

Policyholder benefits had an unfavorable change of $3 million, or 6%, to $51 million for the three months ended March 31, 2018, when compared to the same period in 2017 due to higher interest paid to participants.

Other Segment Results of Operations

Three months ended March 31, 2018 compared with the three months ended March 31, 2017

The following is a summary of certain financial data of the Company’s Other segment:

	Three Months Ended March 31,		Increase	Percentage
Income statement data (In millions)	2018	2017	(decrease)	change
Premium income	$20	$21	$(1)	(5)%
Fee income	2	2	—	—%
Adjusted net investment income	12	11	1	9%
Total adjusted operating revenues	34	34	—	—%
Policyholder benefits	15	21	(6)	(29)%
Operating expenses	15	26	(11)	(42)%
Total benefits and expenses	30	47	(17)	(36)%
Adjusted operating income (loss) before income taxes	4	(13)	17	131%
Adjusted income tax expense (benefit)	1	(5)	6	120%
Adjusted operating income (loss)	$3	$(8)	$11	138%

Adjusted operating income for the Company’s Other segment increased by $11 million, or 138%, to an income of $3 million for the three months ended March 31, 2018 compared to a loss of $8 million in 2017. The increase in adjusted operating income was primarily due to lower operating expenses and policyholder benefits, offset by higher adjusted income tax expense.

Policyholder benefits expense decreased by $6 million, or 29%, to $15 million for the three months ended March 31, 2018 primarily due to a release of reserves on a closed block of business.

Operating expense decreased by $11 million, or 42%, to $15 million for the three months ended March 31, 2018 primarily due to restructuring costs paid in first quarter 2017.

Adjusted income tax benefit decreased by $6 million, or 120%, to an expense of $1 million for the three months ended March 31, 2018 primarily due to a higher adjusted operating income before income taxes and the impact of the U.S. corporate tax rate changes for $2 million.

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

The following table presents the percentage distribution of the carrying values of the Company’s general account investment portfolio:

(In millions)	March 31, 2018		December 31, 2017
Fixed maturities, available-for-sale	$23,184	72.9%	$23,593	73.4%
Fixed maturities, held-for-trading	20	0.1%	21	0.1%
Mortgage loans on real estate	4,152	13.0%	4,005	12.4%
Policy loans	4,068	12.8%	4,104	12.8%
Short-term investments	297	0.9%	350	1.1%
Limited partnership interests	53	0.2%	46	0.1%
Other investments	18	0.1%	18	0.1%
Total investments	$31,792	100.0%	$32,137	100.0%

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

The percentage distribution of the estimated fair value of the Company’s fixed maturity portfolio by the Company’s internal credit rating is summarized as follows:

Credit Rating	March 31, 2018	December 31, 2017
AAA	21.6%	22.7%
AA	15.3%	14.9%
A	33.6%	33.8%
BBB	28.7%	27.7%
BB and below (Non-investment grade)	0.8%	0.9%
Total	100.0%	100.0%

The March 31, 2018, AAA rating percentage decreased as compared to December 31, 2017, as the Company sold AAA-rated government agency MBS pools to enter into forward settling TBA contracts which are treated as derivatives.

The percentage distribution of the estimated fair value of the corporate sector fixed maturity portfolio, calculated as a percentage of fixed maturities, is summarized as follows:

Sector	March 31, 2018	December 31, 2017
Utility	17.5%	17.8%
Finance	15.5%	14.8%
Consumer	11.0%	11.0%
Natural resources	6.8%	6.1%
Transportation	4.6%	4.2%
Other	12.2%	12.6%

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

A discussion of each of these critical accounting policies may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash and cash equivalents that totaled $288 million and $367 million as of March 31, 2018 and December 31, 2017, respectively.  The March 31, 2018 and December 31, 2017, short-term investments included above exclude any amounts held to settle TBA forward contracts.  In addition, 99% of the fixed maturity portfolio carried an investment grade rating at March 31, 2018 and December 31, 2017, which provides significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity.  Additionally, the Company anticipates that cash on hand and expected net cash generated by operating activities will exceed the forecasted needs of the business over the next 12 months.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $86 million and $100 million of commercial paper outstanding as of March 31, 2018 and December 31, 2017, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available. The Company’s issuance of commercial paper is not used to fund daily operations and does not have a significant impact on the Company’s liquidity.

The Company also has available a revolving credit facility agreement with U.S. Bank, which expires on March 1, 2023, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility as of or during the three months ended March 31, 2018.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

Off-Balance Sheet Arrangements

The Company makes commitments to fund partnership interests, mortgage loans on real estate, and other investments in the normal course of its business.  The amounts of these unfunded commitments at March 31, 2018 and December 31, 2017, were $369 million and $313 million, respectively.  The precise timing of the fulfillment of the commitment cannot be predicted; however, all $369 million of the March 31, 2018 balance, and $312 million of the December 31, 2017 balance are due within one year of the dates indicated. The remaining $1 million of the December 31, 2017 balance is due within one to three years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company participates in a short-term reverse repurchase program for the purpose of enhancing the total return on its investment portfolio.  This type of transaction involves the purchase of securities with a simultaneous agreement to sell similar securities at a future date at an agreed-upon price.  In exchange, the counterparty financial institutions put non-cash collateral on deposit with a third-party custodian on behalf of the Company.  The amount of securities purchased in connection with these transactions was $16 million and $23 million at March 31, 2018 and December 31, 2017, respectively.  Non-cash collateral on deposit with the third-party custodian on the Company’s behalf was $16 million and $24 million at March 31, 2018 and December 31, 2017, respectively, which cannot be sold or re-pledged and which has not been recorded on the condensed consolidated balance sheets. Collateral related to the reverse repurchase agreements generally consists of U.S. government or U.S. government agency securities.

The Company participates in a securities lending program in which the Company lends securities that are held as part of its general account investment portfolio to third parties for the purpose of enhancing the total return on its investment portfolio.  The Company generally requires initial collateral in an amount greater than or equal to 102% of the fair value of domestic securities loaned and 105% of foreign securities loaned.  The Company received securities with a fair value of $31 million as collateral at March 31, 2018, which have not been recorded on the condensed consolidated balance sheets as the Company does not have effective control. There were no securities on loan and therefore no securities were received as collateral at December 31, 2017.

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

A discussion of each of these risk factors may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer and its Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”).  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the President and Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

As disclosed in Item 9A, “Controls and Procedures,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, management concluded that the Company maintained effective internal control over financial reporting. There has been no significant change in the control environment for the three months ended March 31, 2018. Management is committed to continuing to improve its internal control processes and will continue to review its financial reporting controls and procedures.

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

Great-West Life & Annuity Insurance Company

By:	/s/	Kara Roe	Date:	5/14/2018
Kara Roe
Vice President, Controller, and Principal Accounting Officer