Form 10-Q
period 2018-06-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2018-08-14
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐         No ☒

As of August 14, 2018, 7,320,176 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

Part I     Financial Information
Item1.    Interim Financial Statements

 GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
June 30, 2018 (Unaudited) and December 31, 2017
(In Thousands, Except Share Amounts)

	June 30, 2018	December 31, 2017
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $22,757,572 and $22,762,962)	$22,762,737	$23,593,139
Fixed maturities, held-for-trading, at fair value (amortized cost $19,825 and $20,512)	19,519	21,059
Mortgage loans on real estate (net of allowances of $773 and $773)	4,316,198	4,005,187
Policy loans	4,121,136	4,104,094
Short-term investments (amortized cost $294,314 and $350,266)	294,314	350,266
Limited partnership interests	63,586	45,540
Other investments	53,298	17,997
Total investments	31,630,788	32,137,282

Other assets:
Cash and cash equivalents	88,106	17,211
Reinsurance recoverable	591,657	589,080
Deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”)	681,959	518,510
Investment income due and accrued	285,953	299,362
Collateral under securities lending agreements	80,013	—
Due from parent and affiliates	101,671	114,133
Goodwill	137,683	137,683
Other intangible assets	15,741	17,085
Other assets	1,039,558	954,250
Assets of discontinued operations	14,662	16,095
Separate account assets	26,676,615	27,660,571
Total assets	$61,344,406	$62,461,262

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
June 30, 2018 (Unaudited) and December 31, 2017
(In Thousands, Except Share Amounts)

	June 30, 2018	December 31, 2017
Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$30,293,590	$30,048,927
Policy and contract claims	388,222	389,029
Policyholders’ funds	273,319	280,578
Provision for policyholders’ dividends	40,325	41,972
Undistributed earnings on participating business	10,903	14,636
Total policy benefit liabilities	31,006,359	30,775,142

General liabilities:
Due to parent and affiliates	563,852	553,901
Commercial paper	99,381	99,886
Payable under securities lending agreements	80,013	—
Deferred income tax liabilities, net	5,643	93,203
Other liabilities	857,885	812,875
Liabilities of discontinued operations	14,662	16,095
Separate account liabilities	26,676,615	27,660,571
Total liabilities	59,304,410	60,011,673

Commitments and contingencies (See Note 14)

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,320,176 shares issued and outstanding	7,320	7,320
Additional paid-in capital	951,640	949,520
Accumulated other comprehensive (loss) income	(51,100)	440,957
Retained earnings	1,132,136	1,051,792
Total stockholder’s equity	2,039,996	2,449,589
Total liabilities and stockholder’s equity	$61,344,406	$62,461,262

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Income
Three and Six Months Ended June 30, 2018 and 2017
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Premium income	$78,155	$67,663	$222,836	$219,904
Fee income	286,696	267,338	562,660	522,453
Other revenue	3,077	3,661	6,062	6,045
Net investment income	327,471	297,221	665,612	610,691
Investment gains (losses), net	40,256	22,064	(3,487)	10,310
Total revenues	735,655	657,947	1,453,683	1,369,403
Benefits and expenses:
Life and other policy benefits	166,613	166,995	354,157	337,283
Decrease in future policy benefits	(77,381)	(63,978)	(99,390)	(63,852)
Interest credited or paid to contractholders	164,397	157,544	325,680	311,490
Provision for policyholders’ share of losses on participating business	(340)	(62)	(856)	(64)
Dividends to policyholders	7,397	9,045	19,679	24,114
Total benefits	260,686	269,544	599,270	608,971
General insurance expenses	308,545	284,364	606,677	591,495
Amortization of DAC and VOBA	30,957	20,401	42,249	25,723
Interest expense	9,588	7,646	17,397	15,276
Total benefits and expenses	609,776	581,955	1,265,593	1,241,465
Income before income taxes	125,879	75,992	188,090	127,938
Income tax expense	27,251	26,168	40,804	43,286
Net income	$98,628	$49,824	$147,286	$84,652

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Comprehensive (Loss) Income
Three and Six Months Ended June 30, 2018 and 2017
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$98,628	$49,824	$147,286	$84,652
Components of other comprehensive (loss) income
Unrealized holding (losses) gains, net, arising on available-for-sale fixed maturity investments	(353,834)	236,996	(813,514)	367,225
Unrealized holding gains (losses), net, arising on cash flow hedges	58,939	(18,245)	52,443	(25,200)
Reclassification adjustment for (gains) losses, net, realized in net income	(11,720)	(1,832)	(17,307)	(357)
Net unrealized (losses) gains related to investments	(306,615)	216,919	(778,378)	341,668
Future policy benefits, DAC and VOBA adjustments	66,954	(55,549)	154,362	(84,015)
Employee benefit plan adjustment	579	2,146	1,159	4,292
Other comprehensive (loss) income before income taxes	(239,082)	163,516	(622,857)	261,945
Income tax (benefit) expense related to items of other comprehensive income	(50,207)	57,231	(130,800)	91,681
Other comprehensive (loss) income(1)	(188,875)	106,285	(492,057)	170,264
Total comprehensive (loss) income	$(90,247)	$156,109	$(344,771)	$254,916

(1) Other comprehensive (loss) income includes the non-credit component of impaired (losses) gains, net, on fixed maturities available-for-sale in the amounts of $2,976 and $(520) for the three months ended June 30, 2018 and 2017, respectively and $(13,246) and $(1,609) for the six months ended June 30, 2018 and 2017, respectively.

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Stockholder’s Equity
Six Months Ended June 30, 2018 and 2017
(In Thousands)
(Unaudited)

	Six Months Ended June 30, 2018

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total
Balances, January 1, 2018	$7,320	$949,520	$440,957	$1,051,792	$2,449,589
Cumulative impact of adopting ASC 606, net of tax	—	—	—	32,952	32,952
Adjusted balances, January 1, 2018	7,320	949,520	440,957	1,084,744	2,482,541
Net income	—	—	—	147,286	147,286
Other comprehensive loss, net of income taxes	—	—	(492,057)	—	(492,057)
Dividends	—	—	—	(99,894)	(99,894)
Capital contribution(1)	—	1,688	—	—	1,688
Capital contribution - stock-based compensation	—	432	—	—	432
Balances, June 30, 2018	$7,320	$951,640	$(51,100)	$1,132,136	$2,039,996
(1) In February 2018, the Company received a capital contribution from its parent, GWL&A Financial Inc., in the amount of $848. In May 2018, an additional capital contribution was received in the amount of $840. No additional shares of the Company were issued in relation to these contributions.

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
(1) In May 2017, the Company received a capital contribution from its parent, GWL&A Financial Inc., in the amount of $76,429. No additional shares of the Company were issued in relation to this contribution.

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2018 and 2017
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$261,940	$481,107

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	2,130,539	3,132,414
Mortgage loans on real estate	223,785	209,888
Limited partnership interests and other investments	4,438	6,425
Purchases of investments:
Fixed maturities, available-for-sale	(2,108,487)	(2,840,513)
Mortgage loans on real estate	(536,765)	(565,217)
Limited partnership interests and other investments	(15,581)	(8,114)
Net change in short-term investments	81,207	(612,835)
Net change in policy loans	3,783	(9,037)
Purchases of furniture, equipment, and software	(26,247)	(21,710)
Net cash used in investing activities	(243,328)	(708,699)

Cash flows from financing activities:
Contract deposits	1,330,196	1,405,204
Contract withdrawals	(1,176,725)	(1,087,940)
Proceeds from surplus note issued to parent	346,218	—
Redemption of surplus note issued to parent	(333,400)	—
Dividends paid	(99,894)	(137,301)
Capital contribution	1,688	76,429
Payments for and interest paid on financing element derivatives, net	(1,673)	(3,461)
Net change in commercial paper borrowings	(505)	(27,796)
Net change in book overdrafts	(13,590)	1,623
Employee taxes paid for withheld shares	(32)	(648)
Net cash provided by financing activities	52,283	226,110

Net increase (decrease) in cash and cash equivalents	70,895	(1,482)
Cash and cash equivalents, beginning of year	17,211	18,321
Cash and cash equivalents, end of period	$88,106	$16,839

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2018 and 2017
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Income taxes	$(9,323)	$(10,449)
Interest	(16,194)	(12,931)

Non-cash investing and financing transactions during the years:
Share-based compensation expense	$432	$925
Fair value of assets acquired in settlement of fixed maturity investments	28,315	—

See notes to condensed consolidated financial statements.	(Concluded)

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

The condensed consolidated balance sheet as of December 31, 2017, which was derived from the Company’s audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2018, have been prepared in accordance with the instructions for Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  As such, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position, and cash flows as of June 30, 2018, and for all periods presented. The condensed consolidated results of operations and condensed consolidated statement of cash flows for the six months ended June 30, 2018, are not necessarily indicative of the results or cash flows expected for the full year.

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

2.  Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In May, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and all the related amendments to customer contracts (collectively “ASC 606”), effective for interim and annual periods beginning after December 15, 2017. ASC 606 supersedes nearly all existing revenue recognition guidance under U.S. GAAP; however, it did not impact the accounting for insurance and investment contracts within the scope of financial services insurance, leases, financial instruments and guarantees. The core principle of the model requires that an entity recognizes revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The update also requires increased disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. See Note 10 for additional information.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition (“ASC 605”).

The primary impact of ASC 606 to the Company relates to the accounting for certain contract costs and contract fulfillment costs, which were expensed as incurred under ASC 605. Under ASC 606, these costs are deferred and amortized over the expected life of the customer contract, which the Company determined to be 10 years. The Company presents these contract costs and contract fulfillment costs on the condensed consolidated balance sheet as a part of the DAC and VOBA balance.

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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), effective for fiscal years and interim periods within those beginning after December 15, 2017. This ASU addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The primary impacts to the Company’s condensed consolidated financial statement include reclassification of proceeds received from the settlement of corporate-owned life insurance policies (“COLI”) from cash flow from operations to cash flow from investing and reclassification of certain change in due to / from parent and affiliate from investing to operating. As the Company has retroactively applied this guidance as required by the ASU, the following updates were made to the condensed consolidated cash flow statement for the six months ended June 30, 2017 to conform to current year presentation:

•	Reclassification of proceeds received from the settlement of COLIs of $1,680 from cash flow from operations to cash flows from investing; and

•	Reclassification of change in due to / from parent and affiliate of $21,388 from cash flow from financing to cash flows from operations.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Future adoption of new accounting pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases, and all the related amendments to leases (collectively “ASU 2016-02”) effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual period. This update requires organizations to recognize lease assets and lease liabilities on the balance sheet with lease terms of more than 12 months and also disclose certain qualitative and quantitative information about leasing arrangements. The Company’s implementation efforts are primarily focused on identifying a new lease accounting system, the review of its existing lease contracts and performing a completeness assessment over the lease population. The Company continues to evaluate the impact of this update on its condensed consolidated financial statements.
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

3.  Related Party Transactions

A note payable to GWL&A Financial was issued as a surplus note on May 17, 2018, with a face and carrying amount of $346,218. The surplus note bears a fixed interest rate of 4.881%. The note matures on May 17, 2048.

On June 15, 2018, the surplus note with a principal amount of $333,400 was redeemed in full. The surplus note to GWL&A Financial was issued on May 19, 2006. The surplus note bore an interest rate of 2.588% plus the then-current three-month London Interbank Offering Rate (“LIBOR”). The surplus note became redeemable by the Company at the principal amount plus any accrued and unpaid interest after May 16, 2016.

From time to time, the Company makes direct investments in mutual funds of Great-West Funds, Inc., an open-end management investment company, which is a related party of GWL&A, to seed new investment products. As of June 30, 2018, the Company held $35,268 in seed investments.

4.  Dividends

The maximum amount of dividends, which can be paid to stockholders by insurance companies domiciled in the State of Colorado, is subject to restrictions relating to statutory surplus and statutory net gain from operations.  Prior to the payment of any dividends, the Company seeks approval from the Colorado Insurance Commissioner.  During the six months ended June 30, 2018 and 2017, the Company paid dividends of $99,894 and $137,301, respectively, to its parent, GWL&A Financial.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

5.  Summary of Investments

The following tables summarize fixed maturity investments classified as available-for-sale and the non-credit-related component of other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (loss) (“AOCI”):

	June 30, 2018
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
Fixed maturities:	cost	gains	losses	and carrying value	included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$1,362,245	$26,310	$32,382	$1,356,173	$—
Obligations of U.S. states and their subdivisions	1,841,971	165,819	4,368	2,003,422	—
Corporate debt securities (2)	15,596,700	262,319	420,281	15,438,738	(779)
Asset-backed securities	1,609,259	68,040	23,498	1,653,801	(36,665)
Residential mortgage-backed securities	56,655	2,056	886	57,825	(70)
Commercial mortgage-backed securities	1,358,117	4,899	43,216	1,319,800	—
Collateralized debt obligations	932,625	1,544	1,191	932,978	—
Total fixed maturities	$22,757,572	$530,987	$525,822	$22,762,737	$(37,514)

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
(2) Includes perpetual debt investments with amortized cost of $89,267 and estimated fair value of $81,435.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The amortized cost and estimated fair value of fixed maturity investments classified as available-for-sale, by contractual maturity date, are shown in the table below.  Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2018
	Amortized cost	Estimated fair value
Maturing in one year or less	$619,874	$620,381
Maturing after one year through five years	3,447,149	3,441,249
Maturing after five years through ten years	8,216,510	8,066,134
Maturing after ten years	5,500,704	5,670,372
Mortgage-backed and asset-backed securities	4,973,335	4,964,601
Total fixed maturities	$22,757,572	$22,762,737

Mortgage-backed (commercial and residential) and asset-backed securities include those issued by the U.S. government and U.S. agencies.

The following table summarizes information regarding the sales of securities classified as available-for-sale:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds from sales	$511,199	$891,026	$1,477,619	$2,471,548
Gross realized gains from sales	12,452	8,488	24,726	20,921
Gross realized losses from sales	9,789	6,080	16,072	21,337

Mortgage loans on real estate — The recorded investment of the mortgage loan portfolio categorized as performing was $4,316,971 and $4,005,960 as of June 30, 2018 and December 31, 2017, respectively.

The following table summarizes activity in the mortgage provision allowance:

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
	Commercial mortgages	Commercial mortgages
Beginning balance	$773	$2,882
Provision increases	—	157
Charge-off	—	(663)
Recovery	—	(30)
Provision decreases	—	(1,573)
Ending balance	$773	$773

Allowance ending balance by basis of impairment method:
Collectively evaluated for impairment	773	773

Recorded investment balance in the mortgage loan portfolio, gross of allowance, by basis of impairment method:	$4,316,971	$4,005,960
Individually evaluated for impairment	2,799	2,942
Collectively evaluated for impairment	4,314,172	4,003,018

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Limited partnership interests — Limited partnership interests represent the Company’s minority ownership interests in pooled investment funds that primarily make private equity investments across diverse industries and geographical focuses. The Company has determined its interest in each limited partnership to be considered a variable interest entity (“VIE”). Consolidation is not required as the Company is not deemed to be the primary beneficiary of the VIEs. The carrying value and maximum exposure to loss in relation to the activities of the VIEs was $63,586 and $45,540 at June 30, 2018 and December 31, 2017, respectively.

Securities lending — Securities with a cost or amortized cost of $98,705 and estimated fair values of $93,255 were on loan under the program at June 30, 2018. There were no securities on loan at December 31, 2017.  The Company received cash of $80,013 and securities with a fair value of $16,502 as collateral at June 30, 2018. The Company bears the risk of any deficiency in the amount of collateral available for return to a borrower due to a loss in an approved investment.

Under the securities lending program the collateral pledged is, by definition, the securities loaned against the cash borrowed. The cash collateral liability under the securities lending program is $80,013, and the class of securities loaned consists entirely of corporate debt securities.

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

Unrealized losses on fixed maturity investments classified as available-for-sale — The following tables summarize unrealized investment losses, including the non-credit-related portion of OTTI losses reported in AOCI, by class of investment:

	June 30, 2018
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$833,130	$25,923	$150,012	$6,459	$983,142	$32,382
Obligations of U.S. states and their subdivisions	157,066	1,958	36,003	2,410	193,069	4,368
Corporate debt securities	8,687,225	278,236	1,591,254	142,045	10,278,479	420,281
Asset-backed securities	764,102	14,417	211,254	9,081	975,356	23,498
Residential mortgage-backed securities	3,679	63	10,029	823	13,708	886
Commercial mortgage-backed securities	838,617	24,039	280,386	19,177	1,119,003	43,216
Collateralized debt obligations	296,314	1,191	—	—	296,314	1,191
Total fixed maturities	$11,580,133	$345,827	$2,278,938	$179,995	$13,859,071	$525,822
Total number of securities in an unrealized loss position		1,076		268		1,344

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

Fixed maturity investments — Total unrealized losses and OTTI increased by $382,058, or 266%, from December 31, 2017 to June 30, 2018. The majority, or $316,355, of the increase was in the less than twelve months category. The overall increase in unrealized losses was across most asset classes and reflects higher interest rates at June 30, 2018, compared to December 31, 2017, resulting in generally lower valuations of these fixed maturity securities.

Total unrealized losses greater than twelve months increased by $65,703 from December 31, 2017 to June 30, 2018.  Corporate debt securities account for 79%, or $142,045, of the unrealized losses and OTTI greater than twelve months at June 30, 2018.  Non-investment grade corporate debt securities account for $6,676 of the unrealized losses and OTTI greater than twelve months. Management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Asset-backed and commercial-backed securities account for 16% of the unrealized losses and OTTI greater than twelve months at June 30, 2018.  The present value of the cash flows expected to be collected is not less than amortized cost and management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Other-than-temporary impairment recognition — The OTTI on fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in investment (losses) gains is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$52,775	$80,359	$62,231	$83,665
Reductions:
Due to sales, maturities or payoffs during the period	—	—	(1,510)	—
Due to increases in cash flows expected to be collected that are recognized over the remaining life of the security	(3,092)	(2,948)	(11,038)	(6,254)
Ending balance	$49,683	$77,411	$49,683	$77,411

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

The ISDA Master Agreements contain provisions that would allow the counterparties to require immediate settlement of all derivative instruments in a net liability position if the Company were to default on any debt obligations over a certain threshold.  The MSFTA contain provisions which do not stipulate a threshold for default and only apply to debt obligations between the Company and the specific counterparty.  The aggregate fair value, inclusive of accrued income and expense, of derivative instruments with credit-risk-related contingent features that were in a net liability position was $72,759 and $93,761 as of June 30, 2018, and December 31, 2017, respectively.  The Company had pledged collateral related to these derivatives of $15,900 and $42,750 as of June 30, 2018, and December 31, 2017, respectively, in the normal course of business.  If the credit-risk-related contingent features were triggered on June 30, 2018, the fair value of assets that could be required to settle the derivatives in a net liability position was $56,859.

At June 30, 2018, and December 31, 2017, the Company had pledged $27,169 and $52,330 of unrestricted cash collateral to counterparties in the normal course of business, while other counterparties had pledged $12,696 and $5,490 of unrestricted cash collateral to the Company to satisfy collateral netting agreements, respectively.

At June 30, 2018, the Company estimated $15,222 of net derivative gains related to cash flow hedges included in AOCI will be reclassified into net income within the next twelve months. Gains and losses included in AOCI are reclassified into net income when the hedged item affects earnings.

Types of derivative instruments and derivative strategies

Interest rate contracts

Cash flow hedges

Interest rate swap agreements are used to convert the interest rate on certain debt security investments and debt obligations from a floating rate to a fixed rate.

Not designated as hedging instruments

The Company enters into certain transactions in which derivatives are hedging an economic risk but hedge accounting is either not elected or the transactions are not eligible for hedge accounting.  These derivative instruments include:  exchange-traded interest rate swap futures, over-the-counter (“OTC”) interest rate swaptions, OTC interest rate swaps, exchange-traded Eurodollar interest rate futures, and treasury interest rate futures.  Certain of the Company’s OTC derivatives are cleared and settled through the Chicago Mercantile Exchange ("CME") while others are bilateral contracts between the Company and a counterparty.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Foreign currency contracts

Cross-currency swaps and foreign currency forwards are used to manage the foreign currency exchange rate risk associated with investments denominated in other than U.S. dollars.  The Company uses cross-currency swaps to convert interest and principal payments on foreign denominated debt instruments into U.S. dollars.  Cross-currency swaps may be designated as cash flow hedges; however, some are not eligible for hedge accounting. The Company uses foreign currency forwards to reduce the risk of foreign currency exchange rate changes on proceeds received on sales of foreign denominated debt instruments; however, hedge accounting is not elected.

Equity contracts

The Company uses futures on equity indices to offset changes in guaranteed lifetime withdrawal benefit liabilities; however, they are not eligible for hedge accounting.

Other forward contracts

The Company uses forward settling to be announced (“TBA”) securities to gain exposure to the investment risk and return of agency mortgage-backed securities (pass-throughs). These transactions enhance the return on the Company’s investment portfolio and provide a more liquid and cost effective method of achieving these goals than purchasing or selling individual agency mortgage-backed pools.  As the Company does not regularly accept delivery of such securities, they are accounted for as derivatives but are not eligible for hedge accounting.

The following tables summarize the notional amount and fair value of derivative financial instruments, excluding embedded derivatives:

	June 30, 2018
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$22,300	$5,917	$5,917	$—
Cross-currency swaps	864,154	(8,854)	30,471	39,325
Total cash flow hedges	886,454	(2,937)	36,388	39,325

Total derivatives designated as hedges	886,454	(2,937)	36,388	39,325

Derivatives not designated as hedges:
Interest rate swaps	548,500	577	1,461	884
Futures on equity indices	56,521	—	—	—
Interest rate futures	34,300	—	—	—
Interest rate swaptions	190,400	163	163	—
Other forward contracts	2,460,000	3,294	4,565	1,271
Cross-currency swaps	573,703	(11,778)	20,292	32,070
Total derivatives not designated as hedges	3,863,424	(7,744)	26,481	34,225
Total derivative financial instruments	$4,749,878	$(10,681)	$62,869	$73,550

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

Notional amounts are used to express the extent of the Company’s involvement in derivative transactions and represent a standard measurement of the volume of its derivative activity.  Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received. The average notional outstanding during the six months ended June 30, 2018, was $672,886, $1,451,399, $90,541, $179,348, and $1,764,286 for interest rate swaps, cross-currency swaps, futures, swaptions, and other forward contracts, respectively. The average notional outstanding during the year ended December 31, 2017, was $905,977, $1,323,398, $108,438, $162,896, and $2,231,196 for interest rate swaps, cross-currency swaps, futures, swaptions, and other forward contracts, respectively.

The following tables present the effect of derivative instruments in the condensed consolidated statements of income and comprehensive income reported by cash flow hedges and derivatives not designated as hedges, excluding embedded derivatives:

	Gain (loss) recognized in OCI on derivatives (Effective portion)		Gain (loss) reclassified from OCI into net income (Effective portion)
	Three Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Cash flow hedges:
Interest rate swaps	$(319)	$644	$705	$1,186	(A)
Interest rate swaps	1	(8,193)	887	(787)	(B)
Cross-currency swaps	59,257	(10,696)	7,467	(973)	(A)
Total cash flow hedges	$58,939	$(18,245)	$9,059	$(574)
(A) Net investment income.
(B) Interest expense.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Gain (loss) recognized in OCI on derivatives (Effective portion)		Gain (loss) reclassified from OCI into net income (Effective portion)
	Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cash flow hedges:
Interest rate swaps	$(1,331)	$496	$1,633	$2,406	(A)
Interest rate swaps	29,030	(4,350)	632	(1,667)	(B)
Cross-currency swaps	24,744	(21,346)	6,941	129	(A)
Total cash flow hedges	$52,443	$(25,200)	$9,206	$868
(A) Net investment income.
(B) Interest expense.

	Gain (loss) on derivatives recognized in net income
	Three Months Ended June 30,
	2018		2017
Derivatives not designated as hedging instruments:
Futures on equity indices	$—	(A)	$350	(A)
Futures on equity indices	(1,504)	(B)	(1,536)	(B)
Interest rate swaps	—	(A)	4,976	(A)
Interest rate swaps	(3,336)	(B)	—	(B)
Interest rate futures	—	(A)	116	(A)
Interest rate futures	67	(B)	(206)	(B)
Interest rate swaptions	—	(A)	(4)	(A)
Interest rate swaptions	(187)	(B)	(77)	(B)
Other forward contracts	—	(A)	(9,363)	(A)
Other forward contracts	(1,575)	(B)	18,716	(B)
Cross-currency swaps	—	(A)	(8,083)	(A)
Cross-currency swaps	40,739	(B)	—	(B)
Total derivatives not designated as hedging instruments	$34,204		$4,889
(A) Net investment income.
(B) Represents investment (losses) gains, net.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Gain (loss) on derivatives recognized in net income
	Six Months Ended June 30,
	2018		2017
Derivatives not designated as hedging instruments:
Futures on equity indices	$—	(A)	$(334)	(A)
Futures on equity indices	(2,145)	(B)	(2,820)	(B)
Interest rate swaps	—	(A)	3,427	(A)
Interest rate swaps	(14,302)	(B)	—	(B)
Interest rate futures	—	(A)	102	(A)
Interest rate futures	115	(B)	(201)	(B)
Interest rate swaptions	—	(A)	(31)	(A)
Interest rate swaptions	(151)	(B)	(151)	(B)
Other forward contracts	—	(A)	(2,580)	(A)
Other forward contracts	(21,943)	(B)	13,119	(B)
Cross-currency swaps	—	(A)	(22,251)	(A)
Cross-currency swaps	12,595	(B)	—	(B)
Total derivatives not designated as hedging instruments	$(25,831)		$(11,720)
(A) Net investment income.
(B) Represents investment (losses) gains, net.

Embedded derivative - Guaranteed Lifetime Withdrawal Benefit

The Company offers a guaranteed lifetime withdrawal benefit (“GLWB”) through a variable annuity or a contingent deferred annuity. The GLWB is deemed to be an embedded derivative. The GLWB is recorded at fair value within future policy benefits on the condensed consolidated balance sheets. Changes in fair value of the GLWB are recorded in investment gains (losses), net in the condensed consolidated statements of income.

The estimated fair value of the GLWB was $513 and $11,095 at June 30, 2018, and December 31, 2017, respectively. The changes in fair value of the GLWB were $3,480 and $(5,553) for the three months ended June 30, 2018 and 2017, respectively, and $10,582 and $(3,883) for the six months ended June 30, 2018 and 2017, respectively.

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

	June 30, 2018
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial		Net
Financial instruments:	recognized assets/liabilities (1)	instruments	Cash collateral	fair value
Derivative instruments (assets) (2)	$62,869	$(50,356)	$(10,612)	$1,901
Derivative instruments (liabilities) (3)	$73,550	$(50,356)	$(16,310)	$6,884

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

8.  Fair Value Measurements

Recurring fair value measurements

The following tables present the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy category:

	Assets and liabilities measured at fair value on a recurring basis
	June 30, 2018
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$1,356,173	$—	$1,356,173
Obligations of U.S. states and their subdivisions	—	2,003,422	—	2,003,422
Corporate debt securities	—	15,429,768	8,970	15,438,738
Asset-backed securities	—	1,653,801	—	1,653,801
Residential mortgage-backed securities	—	57,825	—	57,825
Commercial mortgage-backed securities	—	1,319,800	—	1,319,800
Collateralized debt obligations	—	932,978	—	932,978
Total fixed maturities available-for-sale	—	22,753,767	8,970	22,762,737
Fixed maturities held-for-trading:
U.S. government direct obligations and U.S. agencies	—	15,481	—	15,481
Corporate debt securities	—	3,001	—	3,001
Commercial mortgage-backed securities	—	1,037	—	1,037
Total fixed maturities held-for-trading	—	19,519	—	19,519
Short-term investments	260,967	33,347	—	294,314
Limited partnership interests (1)	—	—	—	63,586
Equity investments	37,564	5,011	—	42,575
Collateral under securities lending agreements	—	80,013	—	80,013
Collateral under derivative counterparty collateral agreements	39,865	—	—	39,865
Derivative instruments designated as hedges:
Interest rate swaps	—	5,917	—	5,917
Cross-currency swaps	—	30,471	—	30,471
Derivative instruments not designated as hedges:
Interest rate swaps	—	1,461	—	1,461
Interest rate swaptions	—	163	—	163
Other forward contracts	—	4,565	—	4,565
Cross-currency swaps	—	20,292	—	20,292
Total derivative instruments	—	62,869	—	62,869
Separate account assets (1)	16,089,089	10,137,807	—	26,676,615
Total assets	$16,389,921	$33,087,322	$8,970	$49,935,932
Liabilities
Payable under securities lending agreements	$—	$80,013	$—	$80,013
Collateral under derivative counterparty collateral agreements	12,696	—	—	12,696
Derivative instruments designated as hedges:
Cross-currency swaps	—	39,325	—	39,325
Derivative instruments not designated as hedges:
Interest rate swaps	—	884	—	884
Other forward contracts	—	1,271	—	1,271
Cross-currency swaps	—	32,070	—	32,070
Total derivative instruments	—	73,550	—	73,550
Embedded derivatives - GLWB	—	—	513	513
Separate account liabilities (2)	—	431,960	—	431,960
Total liabilities	$12,696	$585,523	$513	$598,732

(1) Included in the total fair value amount are $450 million of separate account assets and $64 million of limited partnership interests as of     June 30, 2018 for which the fair value is estimated using net asset value per unit as a practical expedient.
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

Equity investments

The fair value for equity securities is generally based upon quoted market prices in active markets for identical assets that the Company has the ability to access.

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
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities
	Three Months Ended June 30, 2018
	Assets	Liabilities
	Fixed maturities available-for-sale	Embedded derivatives - GLWB
	Corporate debt securities
Balances, April 1, 2018	$9,287	$3,993
Realized and unrealized gains (losses) included in:
Net income (loss)	—	3,480
Other comprehensive income (loss)	129	—
Settlements	(446)	—
Balances, June 30, 2018	$8,970	$513
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at June 30, 2018	$—	$3,480

	Recurring Level 3 financial assets and liabilities
	Three Months Ended June 30, 2017
	Assets	Liabilities
	Fixed maturities available-for-sale	Embedded derivatives - GLWB
	Corporate debt securities
Balances, April 1, 2017	$10,931	$4,042
Realized and unrealized gains (losses) included in:
Net income (loss)	—	(5,553)
Other comprehensive income (loss)	84	—
Settlements	(312)	—
Balances, June 30, 2017	$10,703	$9,595
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at June 30, 2017	$—	$(5,553)

	Recurring Level 3 financial assets and liabilities
	Six Months Ended June 30, 2018
	Assets	Liabilities
	Fixed maturities available-for-sale	Embedded derivatives - GLWB
	Corporate debt securities
Balances, January 1, 2018	$9,738	$11,095
Realized and unrealized gains (losses) included in:
Net income (loss)	—	10,582
Other comprehensive income (loss)	116	—
Settlements	(884)	—
Balances, June 30, 2018	$8,970	$513
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets and liabilities held at June 30, 2018	$—	$10,582

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

The following table presents significant unobservable inputs used during the valuation of certain liabilities categorized within Level 3 of the recurring fair value measurements table:

Range
	Valuation Technique	Unobservable Input	June 30, 2018	December 31, 2017
Embedded derivatives - GLWB	Risk neutral stochastic valuation methodology	Equity volatility	15% - 30%	15% - 30%
		Swap curve	2.34% - 2.97%	1.69% - 2.54%
		Mortality rate	Based on the Annuity 2000 Mortality Table	Based on the Annuity 2000 Mortality Table
		Base Lapse rate	1% - 15%	1% - 15%

Fair value of financial instruments

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments and investments not carried at fair value on a recurring basis:

	June 30, 2018			December 31, 2017
			Fair value			Fair value
	Carrying	Estimated	hierarchy	Carrying	Estimated	hierarchy
	amount	fair value	level	amount	fair value	level
Assets
Mortgage loans on real estate	$4,316,198	$4,265,476	2	$4,005,187	$4,066,800	2
Policy loans	4,121,136	4,121,136	2	4,104,094	4,104,094	2
Limited partnership interests (1)	—	—		43,281	45,009
Other investments	10,723	39,050	3	11,507	41,588	3

Liabilities
Annuity contract benefits without life contingencies	$12,833,068	$12,390,980	2	$12,704,401	$12,647,309	2
Policyholders’ funds	273,319	273,319	2	280,578	280,578	2
Commercial paper	99,381	99,381	2	99,886	99,886	2
Notes payable	556,529	608,684	2	543,338	581,097	2

(1) The fair value of limited partnership interests as of December 31, 2017 is estimated using net asset value per unit as a practical expedient.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

9.  Other Comprehensive Income

The following table presents the accumulated balances for each classification of other comprehensive income (loss):

	Three Months Ended June 30, 2018
	Unrealized holding gains (losses) arising on fixed maturities, available-for-sale (1)	Unrealized holding gains (losses) arising on cash flow hedges (2)	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment (3)	Total
Balances, April 1, 2018	$286,289	$14,475	$(72,255)	$(90,734)	$137,775
OCI before reclassifications	(353,834)	58,939	66,954	—	(227,941)
Deferred income tax benefit (expense)	74,304	(12,377)	(14,060)	—	47,867
AOCI before reclassification, net of tax	(279,530)	46,562	52,894	—	(180,074)
Amounts reclassified from AOCI	(2,661)	(9,059)	—	579	(11,141)
Deferred income tax benefit (expense)	559	1,902	—	(121)	2,340
Amounts reclassified from AOCI, net of tax	(2,102)	(7,157)	—	458	(8,801)
Balances, June 30, 2018	$4,657	$53,880	$(19,361)	$(90,276)	$(51,100)
(1) Reclassifications affect investment gains (losses), net on the condensed consolidated statements of income.
(2) Reclassifications affect net investment income on the condensed consolidated statements of income, except for $(887) (before tax) which affected interest expense for the three months ended June 30, 2018.
(3) The adjustments for defined benefit plans are included in the computation of net periodic (benefit) cost of employee benefit plans (see note 11 for additional details).

The following table presents the accumulated balances for each classification of other comprehensive income (loss):

	Three Months Ended June 30, 2017
	Unrealized holding gains (losses) arising on fixed maturities, available-for-sale (1)	Unrealized holding gains (losses) arising on cash flow hedges (2)	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment (3)	Total
Balances, April 1, 2017	$398,293	$61,618	$(77,149)	$(82,908)	$299,854
OCI before reclassifications	236,996	(18,245)	(55,549)	—	163,202
Deferred income tax (expense) benefit	(82,949)	6,386	19,442	—	(57,121)
AOCI before reclassification, net of tax	154,047	(11,859)	(36,107)	—	106,081
Amounts reclassified from AOCI	(2,406)	574	—	2,146	314
Deferred income tax benefit (expense)	842	(201)	—	(751)	(110)
Amounts reclassified from AOCI, net of tax	(1,564)	373	—	1,395	204
Balances, June 30, 2017	$550,776	$50,132	$(113,256)	$(81,513)	$406,139
(1) Reclassifications affect investment gains (losses), net on the condensed consolidated statements of income.
(2) Reclassifications affect net investment income on the condensed consolidated statements of income, except for $787 (before tax) which affected interest expense for the three months ended June 30, 2017.
(3) The adjustments for defined benefit plans are included in the computation of net periodic (benefit) cost of employee benefit plans (see note 11 for additional details).

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2018
	Unrealized holding gains (losses) arising on fixed maturities, available-for-sale (1)	Unrealized holding gains (losses) arising on cash flow hedges (2)	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment (3)	Total
Balances, January 1, 2018	$544,887	$103,529	$(116,267)	$(91,192)	$440,957
Change in estimate of tax reform impact	108,846	(83,806)	(25,040)	—	—

OCI before reclassifications	(813,514)	52,443	154,362	—	(606,709)
Deferred income tax benefit (expense)	170,838	(11,013)	(32,416)	—	127,409
AOCI before reclassification, net of tax	(642,676)	41,430	121,946	—	(479,300)
Amounts reclassified from AOCI	(8,101)	(9,206)	—	1,159	(16,148)
Deferred income tax benefit (expense)	1,701	1,933	—	(243)	3,391
Amounts reclassified from AOCI, net of tax	(6,400)	(7,273)	—	916	(12,757)
Balances, June 30, 2018	$4,657	$53,880	$(19,361)	$(90,276)	$(51,100)
(1) Reclassifications affect investment gains (losses), net on the condensed consolidated statements of income.
(2) Reclassifications affect net investment income on the condensed consolidated statements of income, except for $(632) (before tax) which affected interest expense for the six months ended June 30, 2018.
(3) The adjustments for defined benefit plans are included in the computation of net periodic (benefit) cost of employee benefit plans (see note 11 for additional details).

	Six Months Ended June 30, 2017
	Unrealized holding gains (losses) arising on fixed maturities, available-for-sale (1)	Unrealized holding gains (losses) arising on cash flow hedges (2)	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment (3)	Total
Balances, January 1, 2017	$311,748	$67,076	$(58,646)	$(84,303)	$235,875
OCI before reclassifications	367,225	(25,200)	(84,015)	—	258,010
Deferred income tax (expense) benefit	(128,529)	8,820	29,405	—	(90,304)
AOCI before reclassification, net of tax	238,696	(16,380)	(54,610)	—	167,706
Amounts reclassified from AOCI	511	(868)	—	4,292	3,935
Deferred income tax (expense) benefit	(179)	304	—	(1,502)	(1,377)
Amounts reclassified from AOCI, net of tax	332	(564)	—	2,790	2,558
Balances, June 30, 2017	$550,776	$50,132	$(113,256)	$(81,513)	$406,139
(1) Reclassifications affect investment gains (losses), net on the condensed consolidated statements of income.
(2) Reclassifications affect net investment income on the condensed consolidated statements of income, except for $1,667 (before tax) which affected interest expense for the six months ended June 30, 2017.
(3) The adjustments for defined benefit plans are included in the computation of net periodic (benefit) cost of employee benefit plans (see note 11 for additional details).

10.  Revenues

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

The sources of fee income from contracts with customers include:

Administration, Recordkeeping, Servicing, and Distribution Fees

Fees earned for providing recordkeeping, shareholder servicing and distribution of funds, administrative, trustee, and custodial services for retirement plan sponsors, plan participants, insurance policy holders and IRA account holders. Recordkeeping contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for the individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. These fees are primarily earned over time (i.e. services are rendered daily) and are calculated as a percentage of assets under administration or as a rate per plan or per participants in a plan. These fees also include service revenues that are recognized as services are rendered and are based upon established billing rates. Such services include loan processing and postage fees. Fees are generally invoiced quarterly and are either deducted directly from plan or participant assets or due within 30 days.

Investment Advisory and Asset Management Fees

Fees earned for investment advisory and asset management and administrative services to retirement plan sponsors, plan participants, insurance policyholders and IRA accountholders, and affiliates of the Company. These fees are primarily earned over time (i.e. services are rendered daily) and are calculated as a percentage of average daily net assets under management or are based upon established billing rates. Fees are generally invoiced quarterly and due within 30 days or are deducted directly from plan, participant, or other investment accounts.

Other Fees

Other fees includes insurance product related fees earned under the guidance of Topic 944, Financial Services - Insurance such as fees for certain variable annuity guaranteed death benefits and insurance risk charges.

The following table presents fee income disaggregated by type of services and segment:

	Three Months Ended June 30, 2018
	Individual Markets	Empower Retirement	Other	Total
Administration, recordkeeping and servicing fees	$1,162	$167,348	$—	$168,510
Investment advisory and asset management fees	3,443	68,680	1,684	73,807
Other fee income	28,562	15,817	—	44,379
Total Fee Income	$33,167	$251,845	$1,684	$286,696

	Six Months Ended June 30, 2018
	Individual Markets	Empower Retirement	Other	Total
Administration, recordkeeping and servicing fees	$2,302	$325,199	$—	$327,501
Investment advisory and asset management fees	6,698	136,970	3,563	147,231
Other fee income	55,795	32,133	—	87,928
Total Fee Income	$64,795	$494,302	$3,563	$562,660
At June 30, 2018 and December 31, 2017, included in other assets are customer contract receivables of $246,719 and $234,256, respectively. The Company did not have material bad debt expense during the three and six months ended June 30, 2018.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Assets Recognized from the Costs to Obtain and Fulfill a Contract

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it is expected that the costs are recoverable and the benefit of those costs will be longer than one year. The Company also recognizes an asset for costs that relate directly to fulfilling a contract and are expected to be recovered. At June 30, 2018, the Company included deferred contract costs related to ASC 606 of $44,528 in the DAC and VOBA balance in the condensed consolidated balance sheet.

11.  Employee Benefit Plans

Net periodic cost (benefit) of the Defined Benefit Pension, Post-Retirement Medical, and Supplemental Executive Retirement plans included in general insurance expenses in the accompanying condensed consolidated statements of income includes the following components:

	Three Months Ended June 30,
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Components of net periodic cost (benefit):
Service cost	$—	$1,333	$376	$357	$—	$(4)	$376	$1,686
Interest cost	5,709	6,121	172	188	339	405	6,220	6,714
Expected return on plan assets	(5,331)	(5,118)	—	—	—	—	(5,331)	(5,118)
Amortization of unrecognized prior service costs (benefits)	—	—	(5)	(52)	81	125	76	73
Amortization of losses (gains) from earlier periods	584	2,199	(70)	(113)	(11)	(13)	503	2,073
Net periodic cost (benefit)	$962	$4,535	$473	$380	$409	$513	$1,844	$5,428

	Six Months Ended June 30,
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Components of net periodic cost (benefit):
Service cost	$—	$(734)	$752	$714	$—	$(8)	$752	$(28)
Interest cost	11,419	12,242	344	376	678	810	12,441	13,428
Expected return on plan assets	(10,661)	(10,236)	—	—	—	—	(10,661)	(10,236)
Amortization of unrecognized prior service costs (benefits)	—	—	(10)	(104)	162	250	152	146
Amortization of losses (gains) from earlier periods	1,168	4,398	(138)	(226)	(23)	(26)	1,007	4,146

Net periodic cost (benefit)	$1,926	$5,670	$948	$760	$817	$1,026	$3,691	$7,456

The Company expects to make payments of approximately $234 with respect to its Post-Retirement Medical Plan and $2,398 with respect to its Supplemental Executive Retirement Plan during the year ended December 31, 2018.  The Company does not expect to make contributions to its Defined Benefit Pension Plan during the year ended December 31, 2018.  A December 31 measurement date is used for the employee benefit plans.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following table summarizes payments made to the Post-Retirement Medical Plan and the Supplemental Executive Retirement Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Payments to the Post-Retirement Medical Plan	$34	$207	$117	$376
Payments to the Supplemental Executive Retirement Plan	599	834	1,199	1,668

12.  Income Taxes

The provision for income taxes is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Current expense	$22,327	$18,300	$6,556	$31,260
Deferred expense	4,924	7,868	34,248	12,026
Total income tax provision	$27,251	$26,168	$40,804	$43,286

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate:

	Six Months Ended June 30,
	2018	2017
Statutory federal income tax rate	21.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(2.0)%	(3.4)%
Tax credits	(0.6)%	(0.6)%
State income taxes, net of federal benefit	2.7%	2.5%
Other, net	0.6%	0.3%
Effective income tax rate	21.7%	33.8%

The effective income tax rate from continuing operations was 21.7% for the six months ended June 30, 2018, compared with 33.8% for the same period in 2017. The decrease in effective income tax rate for the six months ended June 30, 2018, compared with the same period in 2017, was primarily the result of the passage of the Tax Reconciliation Act, which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.

The Company recorded an increase of $1,924 and an increase of $3,714 in unrecognized tax benefits during the six months ended June 30, 2018, and 2017, respectively. The Company anticipates additional increases to its unrecognized tax benefits of $3,000 to $4,000 in the next twelve months. The Company expects that the majority of the increase in its unrecognized tax benefits will not impact the effective tax rate.

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

13.  Segment Information

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

	Three Months Ended June 30, 2018
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$49,955	$1,086	$27,114	$78,155
Fee income	33,167	251,845	1,684	286,696
Other revenue	—	3,077	—	3,077
Net investment income	197,403	117,289	12,779	327,471
Investment gains (losses), net	32,117	8,138	1	40,256
Total revenues	312,642	381,435	41,578	735,655
Benefits and expenses:
Policyholder benefits	201,554	53,968	5,164	260,686
Operating expenses	58,422	258,871	31,797	349,090
Total benefits and expenses	259,976	312,839	36,961	609,776
Income before income taxes	52,666	68,596	4,617	125,879
Income tax expense	10,135	16,009	1,107	27,251
Net income	$42,531	$52,587	$3,510	$98,628

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30, 2017
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$44,701	$1,052	$21,910	$67,663
Fee income	29,199	236,573	1,566	267,338
Other revenue	—	3,661	—	3,661
Net investment income	192,788	92,756	11,677	297,221
Realized investment gains (losses), net	4,037	18,011	16	22,064
Total revenues	270,725	352,053	35,169	657,947
Benefits and expenses:
Policyholder benefits	198,171	50,702	20,671	269,544
Operating expenses	47,420	249,178	15,813	312,411
Total benefits and expenses	245,591	299,880	36,484	581,955
Income (loss) before income taxes	25,134	52,173	(1,315)	75,992
Income tax expense (benefit)	8,531	17,996	(359)	26,168
Net income (loss)	$16,603	$34,177	$(956)	$49,824

	Six Months Ended June 30, 2018
	Individual	Empower
	Markets	Retirement	Other	Total
Revenue:
Premium income	$173,540	$1,675	$47,621	$222,836
Fee income	64,795	494,302	3,563	562,660
Other revenue	—	6,062	—	6,062
Net investment income	394,732	246,297	24,583	665,612
Investment gains (losses), net	15,447	(18,984)	50	(3,487)
Total revenues	648,514	729,352	75,817	1,453,683
Benefits and expenses:
Policyholder benefits	473,562	105,247	20,461	599,270
Operating expenses	101,024	518,752	46,547	666,323
Total benefits and expenses	574,586	623,999	67,008	1,265,593
Income before income taxes	73,928	105,353	8,809	188,090
Income tax expense	14,033	24,777	1,994	40,804
Net income	$59,895	$80,576	$6,815	$147,286

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

14.  Commitments and Contingencies

Commitments

The Company has a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility expires on March 1, 2023.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth of $1,022,680, as defined in the credit facility agreement (compiled on the statutory accounting basis prescribed by the National Association of Insurance Commissioners), at any time.  The Company was in compliance with all covenants at June 30, 2018 and December 31, 2017.  At June 30, 2018 and December 31, 2017, there were no outstanding amounts related to the credit facility.

GWL&A Financial has a letter of credit for the benefit of GWSC for capital support in the amount of $70,000 and which renews annually until the Company terminates it under the provisions specified in the agreement. At June 30, 2018 and December 31, 2017, there were no outstanding amounts related to the letter of credit.

In addition, the Company has other letters of credit with a total amount of $9,095, renewable annually for an indefinite period of time. At June 30, 2018 and December 31, 2017, there were no outstanding amounts related to those letters of credit.

The Company makes commitments to fund partnership interests, mortgage loans on real estate, and other investments in the normal course of its business.  The amounts of these unfunded commitments at June 30, 2018 and December 31, 2017, were as follows:

	June 30, 2018	December 31, 2017
Due in less than one year	$269,760	$312,152
Due within one to three years	—	1,090
Total	$269,760	$313,242

Included in the total unfunded commitments at June 30, 2018 and December 31, 2017, is $119,731 and $114,726, respectively, related to limited partnership interests, all of which is due within one year from the dates indicated.

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

15.  Subsequent Events

On July 25, 2018, the Company’s Board of Directors declared dividends of $30,000, to be paid on September 28, 2018, to its sole shareholder, GWL&A Financial.

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

Readers should also consider other matters, including any risks and uncertainties, discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission. The following discussion addresses the Company’s results of operations for the three and six months ended June 30, 2018, compared with the same period in 2017.  This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

Recent Events

On April 6, 2016, the U.S. Department of Labor (“DOL”) issued a rule redefining and expanding who is a fiduciary by reason of providing investment advice to a retirement plan or holder of an individual retirement account. The DOL issued an 18-month delay for full compliance with the rule to July 1, 2019. However, on March 15, 2018, the United States Court of Appeals for the Fifth Circuit released an opinion vacating the rule in its entirety and later in June 2018 issued a mandate making the Court’s decision effective.

On April 18, 2018, the Securities and Exchange Commission released its proposal on the best interest standards applicable to brokers and advisors. The Company has provided comments to the SEC. The Company will monitor any developments or proposed revisions and is preparing to comply with the standards.

The Tax Reconciliation Act, which was signed in December 2017, among other changes, lowered the federal income tax rate from 35% to 21% effective on January 1, 2018. As a result, net earnings in 2018 reflect net income, tax effected at the lower 21% rate. Other provisions of the tax bill did not have a material effect on year-to-date taxable income in 2018.

Current Market Conditions

The S&P 500 index at June 30, 2018 was up by 3% compared to March 31, 2018 and up by 2% compared to January 1, 2018. The S&P 500 index at June 30, 2017 was up by 3% compared to March 31, 2017 and up by 8% compared to January 1, 2017.  The average of the S&P 500 index was up by 13% and 15% during the three and six months ended June 30, 2018, when compared to the same period in 2017.

	2018			2017
S&P 500 Index	Close	Average in Quarter	Average for Year to Date	Close	Average in Quarter	Average for Year to Date
June 30	2,718	2,704	2,718	2,423	2,396	2,360
March 31	2,641	2,733	2,733	2,363	2,324	2,324
January 1	2,674			2,239

Variable asset-based fees earned by the Company fluctuate with changes in participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses, which are primarily associated with changes in the U.S. equities market. Fee income increased for the three and six months ended June 30, 2018, when compared to the same period in 2017. For the three and six months ended June 30, 2018, the increase was primarily due to higher asset-based fees, driven by growth in these assets, due to positive net cash flows.

The 10-year U.S. Treasury rate at June 30, 2018, was up by 11 basis points as compared to March 31, 2018 and was up by
45 basis points as compared to January 1, 2018. The rate at June 30, 2017 was down by 4 basis points as compared to March 31, 2017 and was down by 14 basis points as compared to January 1, 2017. The average of the 10-year U.S. Treasury rate during the three months ended June 30, 2018, was up by 66 basis points when compared to 2017 and the rate during the six months ended June 30, 2018 was up by 49 basis points when compared to 2017.

	2018			2017
10-Year Treasury Rate	Close	Average in Quarter	Average for Year to Date	Close	Average in Quarter	Average for Year to Date
June 30	2.85%	2.92%	2.84%	2.31%	2.26%	2.35%
March 31	2.74%	2.76%	2.76%	2.35%	2.45%	2.45%
January 1	2.40%			2.45%

Unrealized gains on fixed maturity investments fluctuate with changes in the prevailing interest rates. When interest rates decrease, market values of fixed maturity investments generally increase, and vice-versa. The Company has recorded in other comprehensive income unfavorable changes in unrealized gains (losses), net, on fixed maturity investments, of $357 million and $825 million for the three and six months ended June 30, 2018, compared to favorable changes of $235 million and $369 million for the three and six months ended June 30, 2017. This resulted in a decrease in accumulated other comprehensive income (loss), net of policy holder related amounts, and deferred taxes.

The Company employs hedging strategies for the purpose of managing the interest rate, foreign currency exchange rate, and equity market risks impacting the Company’s business. For some derivative instruments, hedge accounting is either not elected or the transactions are not eligible for hedge accounting; therefore all gains or losses from these transactions are recorded in the condensed consolidated statement of income. As a result, fluctuations in interest rates, foreign currencies, or equity markets may cause the Company to experience volatility in net income. For the three and six months ended June 30, 2018, the Company recorded losses on interest rate swaps in the condensed consolidated statement of income of $3 million and $14 million, compared to gains of $5 million and $3 million, respectively in 2017. For the three and six months ended June 30, 2018, the Company recorded gains on cross-currency swaps in the condensed consolidated statement of income of $41 million and $13 million, compared to losses of $8 million and $22 million, respectively in 2017. For the three and six months ended June 30, 2018, the Company recorded realized losses on forward settling to be announced (“TBA”) securities of $2 million and $22 million, compared to gains of $19 million and $13 million, respectively in 2017.

Reconciliation of Net Income to Adjusted Operating Income

The Company uses the same accounting policies and procedures to measure adjusted operating income as it uses to measure consolidated net income. The Company employs hedging strategies for the purpose of managing the interest rate, foreign currency exchange rate, and equity market risks impacting the Company’s business.  For some derivative instruments, hedge accounting is either not elected or the transactions are not eligible for hedge accounting; therefore, all gains or losses from these transactions are recorded in the consolidated statement of income.  As a result, fluctuations in interest rates, foreign currencies, or equity markets may cause the Company to experience volatility in net income. As such, the Company has defined adjusted operating income as net income, excluding realized and unrealized gains and losses on investments and derivatives and their related tax effect. Adjusted operating income should not be viewed as a substitute for net income prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition, the Company’s adjusted operating income measures may not be comparable to similarly titled measures reported by other companies.

Three months ended June 30, 2018 compared with the three months ended June 30, 2017

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

	Three Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2018	2017	(decrease)	change
Net income
Individual Markets segment	$42	$17	$25	147%
Empower Retirement segment	53	34	19	56%
Other segment	4	(1)	5	500%
Total net income	99	50	49	98%
Adjustments to net income
Investment gains (losses), net	40	3	37	1,233%
Pro-rata tax expense (1)	(9)	(1)	(8)	(800)%
Adjusted operating income	$68	$48	$20	42%
(1) Current year calculated utilizing estimated tax rate of 21%. Prior year estimated tax rate of 35%.

Investment gains (losses), net, had a favorable change of $37 million, or 1,233%, from $3 million in 2017 to $40 million in 2018. The change was primarily due to favorable cross currency swaps in 2018.

The pro-rata tax expense changed by 8 million, or 800%, from $1 million in 2017 to 9 million in 2018, resulting from the increased investment gains (losses), net in 2018, offset by the U.S. corporate tax rate change from 35% to 21%.

Six months ended June 30, 2018 compared with the six months ended June 30, 2017

The following is a summary of the contributions of each segment to the net income and a reconciliation of net income to operating income:

	Six Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2018	2017	(decrease)	change
Net income (loss)
Individual Markets segment	$60	$39	$21	54%
Empower Retirement segment	80	56	24	43%
Other segment	7	(10)	17	170%
Total net income	147	85	62	73%
Adjustments to net income (loss)
Investment (losses) gains, net	(4)	(11)	7	64%
Pro-rata tax benefit (1)	1	4	(3)	(75)%
Adjusted operating income	$150	$92	$58	63%
(1) Current year calculated utilizing estimated tax rate of 21%. Prior year estimated tax rate of 35%.

Investment (losses) gains, net, had a favorable change of $7 million, or 64%, from a loss of $11 million in 2017 to a loss of $4 million in 2018. The change was primarily due to favorable cross currency swaps in 2018.

The pro-rata tax benefit changed by $3 million, or 75%, from $4 million in 2017 to $1 million in 2018, resulting from the decreased investment (losses) gains, net in 2018, offset by the U.S. corporate tax rate change from 35% to 21%.

Company Results of Operations

Three months ended June 30, 2018 compared with the three months ended June 30, 2017

The following is a summary of certain financial data of the Company:

	Three Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2018	2017	(decrease)	change
Premium income	$78	$68	$10	15%
Fee income	287	268	19	7%
Other revenue	3	4	(1)	(25)%
Adjusted net investment income	328	316	12	4%
Total adjusted operating revenues	696	656	40	6%
Policyholder benefits	261	269	(8)	(3)%
Operating expenses	349	313	36	12%
Total benefits and expenses	610	582	28	5%
Adjusted operating income before income taxes	86	74	12	16%
Adjusted income tax expense	18	26	(8)	(31)%
Adjusted operating income	$68	$48	$20	42%

The Company’s consolidated adjusted operating income had a favorable change of $20 million, or 42%, to $68 million for the three months ended June 30, 2018, when compared to the same period in 2017. The change was primarily due to higher fee income, higher adjusted net investment income, higher premium income, lower policyholder benefits and lower adjusted income tax expense, partially offset by higher operating expenses.

Premium income had a favorable change of $10 million, or 15%, to $78 million for the three months ended June 30, 2018, when compared to the same period in 2017 primarily related to higher net premiums collected on group health and disability policies.

Fee income had a favorable change of $19 million, or 7%, to $287 million for the three months ended June 30, 2018, when compared to the same period in 2017. This change was primarily related to higher asset-based variable fee income. This was driven by growth in assets and an increase in participants.

Adjusted net investment income had a favorable change of $12 million, or 4%, to $328 million. The change was primarily related to higher investment income earned on bonds, mortgages, and policy loans principally as a result of higher invested asset balances and partial recoveries of impairments taken in prior years.

Policyholder benefits had a favorable change of $8 million, or 3%, to $261 million. This was primarily due to a decrease in policy reserves and a decrease in surrender benefits, partially offset by an increase in death benefits and an increase in interest paid to policy holders.

Operating expenses had an unfavorable change of $36 million, or 12%, to $349 million for the three months ended June 30, 2018, when compared to the same period in 2017. The primary driver of this change was higher litigation expenses, higher salaries and higher DAC amortization.

Adjusted income tax expense had a favorable change of $8 million, or 31%, to $18 million for the three months ended June 30, 2018, when compared to the same period in 2017 primarily due to the impact of the U.S. corporate tax rate change.

Six months ended June 30, 2018 compared with the six months ended June 30, 2017

The following is a summary of certain financial data of the Company:

	Six Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2018	2017	(decrease)	change
Premium income	$223	$220	$3	1%
Fee income	563	522	41	8%
Other revenue	6	6	—	—%
Adjusted net investment income	666	632	34	5%
Total adjusted operating revenues	1,458	1,380	78	6%
Policyholder benefits	599	609	(10)	(2)%
Operating expenses	667	632	35	6%
Total benefits and expenses	1,266	1,241	25	2%
Adjusted operating income before income taxes	192	139	53	38%
Adjusted income tax expense	42	47	(5)	(11)%
Adjusted operating income	$150	$92	$58	63%

The Company’s consolidated adjusted operating income had a favorable change of $58 million, or 63%, to $150 million for the six months ended June 30, 2018, when compared to the same period in 2017. The change was primarily due to higher fee income, higher adjusted net investment income, lower policy holder benefits and lower adjusted income tax expense, partially offset by higher operating expenses.

Fee income had a favorable change of $41 million, or 8%, to $563 million for the six months ended June 30, 2018, when compared to the same period in 2017. This change was primarily related to higher asset-based variable fee income. This was driven by growth in assets and an increase in participants.

Adjusted net investment income had a favorable change of $34 million, or 5%, to $666 million. The change was primarily related to higher investment income earned on bonds, mortgages, and policy loans principally as a result of higher invested asset balances and partial recoveries of impairments taken in prior years.

Policyholder benefits had a favorable change of $10 million, or 2%, to $599 million for the six months ended June 30, 2018, when compared to the same period in 2017. This was primarily related to a decrease in policy reserves, partially offset by an increase in death benefits and interest paid to policyholders.

Operating expenses had an unfavorable change of $35 million, or 6%, to $667 million for the six months ended June 30, 2018, when compared to the same period in 2017. The primary driver of this change was higher litigation expenses, higher DAC and VOBA amortization and wage inflation.

Adjusted income tax expense had a favorable change of $5 million, or 11%, to $42 million for the six months ended June 30, 2018, when compared to the same period in 2017 primarily due to the impact of the U.S. corporate tax rate change.

Individual Markets Segment Results of Operations

Three months ended June 30, 2018 compared with the three months ended June 30, 2017

The following is a summary of certain financial data of the Individual Markets segment:

	Three Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2018	2017	(decrease)	change
Premium income	$50	$45	$5	11%
Fee income	33	30	3	10%
Adjusted net investment income	198	195	3	2%
Total adjusted operating revenues	281	270	11	4%
Policyholder benefits	202	198	4	2%
Operating expenses	58	48	10	21%
Total benefits and expenses	260	246	14	6%
Adjusted operating income before income taxes	21	24	(3)	(13)%
Adjusted income tax expense	3	8	(5)	(63)%
Adjusted operating income	$18	$16	$2	13%

Adjusted operating income for the Individual Markets segment had a favorable change of $2 million, or 13%, to $18 million during the three months ended June 30, 2018, when compared to the same period in 2017. The change was primarily due to higher premium income, higher fee income, higher adjusted net investment income, and lower adjusted income tax expense, partially offset by higher operating expenses and policyholder benefits.

Premium income had a favorable change of $5 million, or 11%, to $50 million for the three months ended June 30, 2018, when compared to the same period in 2017 primarily related to higher net premiums collected on group health and disability policies.

Fee income had a favorable change of $3 million, or 10%, to $33 million for the three months ended June 30, 2018, when compared to the same period in 2017. This was primarily related to an increase in asset-based variable fee income resulting from increased average asset levels driven by the individual annuity line of business.

Adjusted net investment income had a favorable change of $3 million, or 2%, to $198 million. The change was primarily related to higher investment income earned on bonds, mortgages, and policy loans as a result of higher invested asset balances.

Policyholder benefits had an unfavorable change of $4 million, or 2%, to $202 million primarily due to an increase in death benefits and interest paid to policyholders, partially offset by a decrease in surrender benefits.

Operating expenses had an unfavorable change of $10 million, or 21%, to $58 million for the three months ended June 30, 2018, when compared to the same period in 2017. The primary driver of this change was higher DAC amortization and higher commissions.

Adjusted income tax expense had a favorable change of $5 million, or 63% to $3 million in 2018 primarily due to the impact of the U.S. corporate tax rate changes.

Six months ended June 30, 2018 compared with the six months ended June 30, 2017

The following is a summary of certain financial data of the Individual Markets segment:

	Six Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2018	2017	(decrease)	change
Premium income	$174	$176	$(2)	(1)%
Fee income	65	55	10	18%
Adjusted net investment income	395	385	10	3%
Total revenues	634	616	18	3%
Policyholder benefits	474	468	6	1%
Operating expenses	101	86	15	17%
Total benefits and expenses	575	554	21	4%
Adjusted operating income before income taxes	59	62	(3)	(5)%
Adjusted income tax expense	11	21	(10)	(48)%
Adjusted operating income	$48	$41	$7	17%

Adjusted operating income for the Individual Markets segment had a favorable change of $7 million, or 17%, to $48 million during the six months ended June 30, 2018, when compared to the same period in 2017. The change was primarily due to higher fee income, higher adjusted net investment income, and lower adjusted income tax expense, partially offset by higher policyholder benefits and higher operating expenses.

Fee income had a favorable change of $10 million, or 18%, to $65 million for the six months ended June 30, 2018, when compared to the same period in 2017. This was primarily related to an increase in asset-based variable fee income resulting from increased average asset levels driven by the individual annuity line of business.

Adjusted net investment income had a favorable change of $10 million, or 3%, to $395 million. The change was primarily related to higher investment income earned on bonds, mortgages, and policy loans as a result of higher invested asset balances.

Policyholder benefits had an unfavorable change of $6 million, or 1%, to $474 million. This was primarily due to an increase in death benefits and interest paid to policy holders, partially offset by a decrease in policy reserves and group health and disability benefits.

Operating expenses had an unfavorable change of $15 million, or 17%, to $101 million for the six months ended June 30, 2018, when compared to the same period in 2017. The primary driver of this change is higher DAC amortization and lower deferrals.

Adjusted income tax expense had a favorable change of $10 million, or 48% to $11 million in 2018 primarily due to the impact of the U.S. corporate tax rate changes.

Empower Retirement Segment Results of Operations

Three months ended June 30, 2018 compared with the three months ended June 30, 2017

The following is a summary of certain financial data of the Empower Retirement segment:

	Three Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2018	2017	(decrease)	change
Premium income	$1	$1	$—	—%
Fee income	252	$236	16	7%
Other revenue	3	4	(1)	(25)%
Adjusted net investment income	117	110	7	6%
Total adjusted operating revenues	373	351	22	6%
Policyholder benefits	54	51	3	6%
Operating expenses	259	249	10	4%
Total benefits and expenses	313	300	13	4%
Adjusted operating income before income taxes	60	51	9	18%
Adjusted income tax expense	14	18	(4)	(22)%
Adjusted operating income	$46	$33	$13	39%

Adjusted operating income for the Empower Retirement segment had a favorable change of $13 million, or 39%, to $46 million for the three months ended June 30, 2018, when compared to the same period in 2017. The change was primarily due to higher fee income and higher adjusted net investment income, partially offset by higher operating expenses.

Fee income had a favorable change of $16 million, or 7%, to $252 million for the three months ended June 30, 2018, when compared to the same period in 2017. This change was primarily related to higher asset-based variable fee income. This was driven by growth in assets and an increase in participants.

Adjusted net investment income had a favorable change of $7 million, or 6%, to $117 million for the three months ended June 30, 2018, when compared to the same period in 2017. The change was primarily related to higher investment income earned on bonds and mortgages as a result of higher invested asset balances.

Operating expenses had an unfavorable change of $10 million, or 4%, to $259 million for the three months ended June 30, 2018, when compared to the same period in 2017. The primary driver of this change is higher DAC and contract cost amortization and higher general expenses due to growth in the business.

Six months ended June 30, 2018 compared with the six months ended June 30, 2017

The following is a summary of certain financial data of the Empower Retirement segment:

	Six Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2018	2017	(decrease)	change
Premium income	$2	$1	$1	100%
Fee income	494	464	30	6%
Other revenue	6	6	—	—%
Adjusted net investment income	246	224	22	10%
Total adjusted operating revenues	748	695	53	8%
Policyholder benefits	105	99	6	6%
Operating expenses	519	504	15	3%
Total benefits and expenses	624	603	21	3%
Adjusted operating income (loss) before income taxes	124	92	32	35%
Adjusted income tax expense (benefit)	29	31	(2)	(6)%
Adjusted operating income (loss)	$95	$61	$34	56%

Adjusted operating income for the Empower Retirement segment had a favorable change of $34 million, or 56%, to $95 million for the six months ended June 30, 2018, when compared to the same period in 2017. The change was primarily due to higher fee income and higher adjusted net investment income, partially offset by higher operating expenses.

Fee income had a favorable change of $30 million, or 6%, to $494 million for the six months ended June 30, 2018, when compared to the same period in 2017. This change was primarily related to higher asset-based variable fee income, which was driven by growth in assets and an increase in participants.

Adjusted net investment income had a favorable change of $22 million, or 10%, to $246 million for the six months ended June 30, 2018, when compared to the same period in 2017. The change was primarily related to higher investment income earned on bonds and mortgages principally as a result of higher invested asset balances and partial recoveries of impairments taken in prior years.

Operating expenses had an unfavorable change of $15 million, or 3%, to $519 million for the six months ended June 30, 2018, when compared to the same period in 2017. The primary driver of this change is higher DAC, VOBA and contract cost amortization and higher general expenses due to growth in the business.

Other Segment Results of Operations

Three months ended June 30, 2018 compared with the three months ended June 30, 2017

The following is a summary of certain financial data of the Company’s Other segment:

	Three Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2018	2017	(decrease)	change
Premium income	$27	$22	$5	23%
Fee income	2	2	—	—%
Adjusted net investment income	13	11	2	18%
Total adjusted operating revenues	42	35	7	20%
Policyholder benefits	5	20	(15)	(75)%
Operating expenses	32	16	16	100%
Total benefits and expenses	37	36	1	3%
Adjusted operating income (loss) before income taxes	5	(1)	6	600%
Adjusted income tax expense (benefit)	1	—	1	100%
Adjusted operating income (loss)	$4	$(1)	$5	500%

Adjusted operating income for the Company’s Other segment had a favorable change of $5 million, or 500%, to an income of $4 million for the three months ended June 30, 2018 compared to a loss of $1 million in 2017. The change in adjusted operating income was primarily due to higher premium income and lower policyholder benefits, partially offset by higher operating expenses.

Premium income had a favorable change of $5 million, or 23%, to $27 million for the three months ended June 30, 2018 primarily due to higher premiums related to post level term policies.

Policyholder benefits expense had a favorable change of $15 million, or 75%, to $5 million for the three months ended June 30, 2018 primarily due to a release of reserves on a closed block of business.

Operating expense had an unfavorable change of $16 million, or 100%, to $32 million for the three months ended June 30, 2018 primarily due to an increase in litigation expenses.

Six months ended June 30, 2018 compared with the six months ended June 30, 2017

The following is a summary of certain financial data of the Company’s Other segment:

	Six Months Ended June 30,		Increase	Percentage
Income statement data (In millions)	2018	2017	(decrease)	change
Premium income	$47	$43	$4	9%
Fee income	4	3	1	33%
Adjusted net investment income	25	23	2	9%
Total adjusted operating revenues	76	69	7	10%
Policyholder benefits	20	42	(22)	(52)%
Operating expenses	47	42	5	12%
Total benefits and expenses	67	84	(17)	(20)%
Adjusted operating income (loss) before income taxes	9	(15)	24	160%
Adjusted income tax expense (benefit)	2	(5)	7	140%
Adjusted operating income (loss)	$7	$(10)	$17	170%

Adjusted operating income for the Company’s Other segment had a favorable change of $17 million, or 170%, to an income of $7 million for the six months ended June 30, 2018 compared to a loss of $10 million in 2017. The change in adjusted operating income was primarily due to lower policyholder benefits, partially offset by higher adjusted income tax expense.

Policyholder benefits expense had a favorable change of $22 million, or 52%, to $20 million for the six months ended June 30, 2018 primarily due to a release of reserves on a closed block of business.

Adjusted income tax expense had an unfavorable change of $7 million, or 140%, to an expense of $2 million for the six months ended June 30, 2018 primarily due to higher adjusted operating income before income taxes, partially offset by the impact of the U.S. corporate tax rate changes.

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

The following table presents the percentage distribution of the carrying values of the Company’s general account investment portfolio:

(In millions)	June 30, 2018		December 31, 2017
Fixed maturities, available-for-sale	$22,763	72.0%	$23,593	73.4%
Fixed maturities, held-for-trading	20	0.1%	21	0.1%
Mortgage loans on real estate	4,316	13.6%	4,005	12.4%
Policy loans	4,121	13.0%	4,104	12.8%
Short-term investments	294	0.9%	350	1.1%
Limited partnership interests	64	0.2%	46	0.1%
Other investments	53	0.2%	18	0.1%
Total investments	$31,631	100.0%	$32,137	100.0%

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

The percentage distribution of the estimated fair value of the Company’s fixed maturity portfolio by the Company’s internal credit rating is summarized as follows:

Credit Rating	June 30, 2018	December 31, 2017
AAA	21.0%	22.7%
AA	15.5%	14.9%
A	33.8%	33.8%
BBB	29.0%	27.7%
BB and below (Non-investment grade)	0.7%	0.9%
Total	100.0%	100.0%

The June 30, 2018, AAA rating percentage decreased as compared to December 31, 2017, as the Company sold AAA-rated government agency MBS pools to enter into forward settling TBA contracts which are treated as derivatives.

The percentage distribution of the estimated fair value of the corporate sector fixed maturity portfolio, calculated as a percentage of fixed maturities, is summarized as follows:

Sector	June 30, 2018	December 31, 2017
Utility	17.1%	17.8%
Finance	15.7%	14.8%
Consumer	10.9%	11.0%
Natural resources	7.0%	6.1%
Transportation	4.8%	4.2%
Other	12.3%	12.6%

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

Derivatives

The Company uses certain derivatives, such as futures, swaps, forwards, and interest rate swaptions, for purposes of managing the interest rate, foreign currency exchange rate, and equity market risks impacting the Company’s business.  These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, since used for hedging purposes, these instruments are intended to reduce risk.  For derivative instruments where hedge accounting is either not elected or the transactions are not eligible for hedge accounting, changes in interest rates, foreign currencies, or equity markets may generate derivative gains or losses which may cause the Company to experience volatility in net income.  The Company also uses forward settling TBA securities to gain exposure to the investment risk and return of agency mortgage-backed securities (pass-throughs).  These transactions enhance the return on the Company’s investment portfolio and provide a more liquid and cost effective method of achieving these goals than purchasing or selling individual agency mortgage-backed pools.  The Company controls the credit risk of its over-the-counter derivative contracts through credit approvals, limits, monitoring procedures, and in most cases, requiring collateral.  Risk of loss is generally limited to the portion of the fair value of derivative instruments that exceeds the value of the collateral held and not to the notional or contractual amounts of the derivatives.

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash and cash equivalents that totaled $301 million and $367 million as of June 30, 2018 and December 31, 2017, respectively.  The June 30, 2018 and December 31, 2017, short-term investments included above exclude any amounts held to settle TBA forward contracts.  In addition, 99% of the fixed maturity portfolio carried an investment grade rating at June 30, 2018 and December 31, 2017, which provides significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity.  Additionally, the Company anticipates that cash on hand and expected net cash generated by operating activities will exceed the forecasted needs of the business over the next 12 months.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $99 million and $100 million of commercial paper outstanding as of June 30, 2018 and December 31, 2017, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available. The Company’s issuance of commercial paper is not used to fund daily operations and does not have a significant impact on the Company’s liquidity.

The Company also has available a revolving credit facility agreement with U.S. Bank, which expires on March 1, 2023, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility as of or during the six months ended June 30, 2018.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

Off-Balance Sheet Arrangements

The Company makes commitments to fund partnership interests, mortgage loans on real estate, and other investments in the normal course of its business.  The amounts of these unfunded commitments at June 30, 2018 and December 31, 2017, were $270 million and $313 million, respectively.  The precise timing of the fulfillment of the commitment cannot be predicted; however, all $270 million of the June 30, 2018 balance, and $312 million of the December 31, 2017 balance are due within one year of the dates indicated. The remaining $1 million of the December 31, 2017 balance is due within one to three years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company participates in a short-term reverse repurchase program for the purpose of enhancing the total return on its investment portfolio.  This type of transaction involves the purchase of securities with a simultaneous agreement to sell similar securities at a future date at an agreed-upon price.  In exchange, the counterparty financial institutions put non-cash collateral on deposit with a third-party custodian on behalf of the Company.  The amount of securities purchased in connection with these transactions was zero and $23 million at June 30, 2018 and December 31, 2017, respectively.  Non-cash collateral on deposit with the third-party custodian on the Company’s behalf was zero and $24 million at June 30, 2018 and December 31, 2017, respectively, which cannot be sold or re-pledged and which has not been recorded on the condensed consolidated balance sheets. Collateral related to the reverse repurchase agreements generally consists of U.S. government or U.S. government agency securities.

The Company participates in a securities lending program in which the Company lends securities that are held as part of its general account investment portfolio to third parties for the purpose of enhancing the total return on its investment portfolio.  The Company generally requires initial collateral in an amount greater than or equal to 102% of the fair value of domestic securities loaned and 105% of foreign securities loaned.  The Company received securities with a fair value of $17 million as collateral at June 30, 2018, which have not been recorded on the condensed consolidated balance sheets as the Company does not have effective control. There were no securities on loan and therefore no securities were received as collateral at December 31, 2017.

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

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer and its Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”).  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the President and Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

As disclosed in Item 9A, “Controls and Procedures,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, management concluded that the Company maintained effective internal control over financial reporting. There has been no significant change in the control environment for the three and six months ended June 30, 2018. Management is committed to continuing to improve its internal control processes and will continue to review its financial reporting controls and procedures.

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

Great-West Life & Annuity Insurance Company

By:	/s/	Kara Roe	Date:	August 14, 2018
Kara Roe
Vice President, Controller, and Principal Accounting Officer